Form 10-Q
period 1995-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1995-05-15
CIK 812818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1995
                      --------------

Commission File Number 0-16526
                       -------


                     HUTTON INVESTORS FUTURES FUND L.P. II
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                      13-3406160
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                          New York, New York 10013
- - --------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   ----      ----

                     HUTTON INVESTORS FUTURES FUND L.P. II
                                   FORM 10-Q
                                     INDEX

                                                                                               Page
                                                                                               Number
                                                                                               ------
PART I - Financial Information:

     Item 1.       Financial Statements:

                   Statements of Financial Condition at
                   March 31, 1995 and December 31, 1994                                           3

                   Statements of Income and Expenses and
                   Partners' Capital for the Three Months
                   ended March 31, 1995 and 1994                                                  4

                   Notes to Financial Statements                                                5 - 6

     Item 2.       Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                                   7 - 8

PART II - Other Information                                                                       9

                                    PART 1


Item 1. Financial Statements

                    HUTTON INVESTORS FUTURES FUND L.P. II
                       STATEMENTS OF FINANCIAL CONDITION

                                                           MARCH 31,            DECEMBER 31,
                                                             1995                   1994
                                                        ---------------        ---------------
                                                          (UNAUDITED)

            ASSETS

Equity in commodity futures trading account:
 Cash and cash equivalents                                  $12,527,403            $10,904,167

 Net unrealized appreciation
  on open futures contracts                                   2,878,052              1,150,941

                                                        ---------------        ---------------
                                                            $15,405,455            $12,055,108
                                                        ===============        ===============



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                         $68,101                $64,253
  Incentive fees                                                347,390
  Other                                                          33,049                 37,835
 Redemptions payable                                            123,280                323,825
                                                        ---------------        ---------------
                                                                571,820                425,913
                                                        ---------------        ---------------

 Partners' capital

  General Partner, 75 Unit
    equivalents outstanding                                     249,893                194,295

  Limited Partners, 4,377 and 4,414 Units
    of Limited Partnership Interest
    outstanding in 1995 and 1994, respectively               14,583,742             11,434,900
                                                        ---------------        ---------------
                                                             14,833,635             11,629,195
                                                        ---------------        ---------------
                                                            $15,405,455            $12,055,108
                                                        ===============        ===============

See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                 MARCH 31,           MARCH 31,
                                                   1995                1994
                                              --------------      --------------
Income
  Net gains (losses) on trading of
   commodity futures:                             $1,962,158            $505,395
  Realized gains on closed positions
  Change in unrealized gains/losses
   on open positions                               1,727,111             152,346
                                              --------------      --------------

                                                   3,689,269             657,741

Less, brokerage commissions and clearing fees
 ($4,427 and $4,011, respectively)                  (137,774)           (119,151)
                                              --------------      --------------

 Net realized and unrealized gains                 3,551,495             538,590
 Interest income                                     134,955              72,331
                                              --------------      --------------
                                                   3,686,450             610,921
                                              --------------      --------------

Expenses:
 Incentive fees                                      347,390             101,479
 Other                                                11,340              12,600
                                              --------------      --------------

                                                     358,730             114,079
                                              --------------      --------------

 Net income                                        3,327,720             496,842
 Redemptions                                        (123,280)           (180,173)
                                              --------------      --------------

 Net increase in Partners' capital                 3,204,440             316,669

Partners' capital, beginning of period            11,629,195          13,798,739
                                              --------------      --------------

Partners' capital, end of period                 $14,833,635         $14,115,408
                                              ==============      ==============

New asset value per Unit
 (4,452 and 5,014 Units outstanding at
 March 31, 1995 and 1994, respectively)            $3,331.90           $2,815.20
                                              ==============      ==============



See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)

General

         Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership, organized on March 31, 1987 under the partnership laws of the State of Delaware, to engage in the speculative trading of commodity futures contracts and other commodity interests, including futures and option contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices. The Partnership commenced operations on July 24, 1987.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by John W. Henry & Co., Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1995 and the results of its operations for the three months ended March 31, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

   Changes in net asset value per Unit for the three months ended March 31, 1995 and 1994 were as follows:


                                                          THREE-MONTHS ENDED
                                                               MARCH 31,
                                                   --------------------------------
                                                        1995              1994
                                                   -------------    ---------------
Net realized and unrealized
 gains                                               $  791.15         $  106.06

Interest income                                          30.06             14.24
Expenses                                                (79.91)           (22.46)
                                                     ---------         ---------


Increase for period                                     741.30             97.84


Net Asset Value per Unit,
  beginning of period                                 2,590.60          2,717.36
                                                     ---------         ---------

Net Asset Value per Unit,
  end of period                                      $3,331.90         $2,815.20
                                                     =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 75% of the Partnership's assets at March 31, 1995) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1995.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1995, Partnership capital increased 27.6% from $11,629,195 to $14,833,635. This increase was attributable to net income from operations of $3,327,720 which was partially offset by the redemption of 37 limited partnership Units resulting in an outflow of $123,280 for the three months ended March 31, 1995. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

         During the Partnership's first quarter of 1995, the net asset value per Unit increased 28.6% from $2,590.60 to $3,331.90, as compared to the first
quarter of 1994 in which the net asset value per Unit increased 3.6%.   The
Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of approximately $3,689,000. Gains were realized in the trading of international rates, currencies, stock indices, agricultural
products and precious metals commodity futures .   These gains were partially
offset by losses realized in the trading of commodity futures in energy products.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income earned on U.S. Treasury Bills increased by approximately $63,000 for the three months ended March 31, 1995, as compared to the corresponding period in 1994. The increase in interest income is primarily due to an increase in interest rates for the first quarter of 1995 as compared to the first quarter of 1994.

         Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three months ended March 31, 1995 increased by approximately $19,000 as compared to the corresponding period in 1994.

         Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1995 resulted in an increase in incentive fees of approximately $246,000, as compared to the corresponding period in 1994.

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3,  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibits

         (b) Reports on Form 8-K - None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON INVESTORS FUTURES FUND L.P. II


By:  Smith Barney Futures Management Inc.
     ------------------------------------
     (General Partner)


By:  /s/ Alexander J. Sloane, President
     ----------------------------------
     Alexander J. Sloane, President

Date:     5/10/95
      --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
     ------------------------------------
     (General Partner)


By: /s/ Alexander J. Sloane, President
    -----------------------------------
    Alexander J. Sloane, President


Date:     5/10/95
      --------------


By    /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:     5/10/95
      --------------

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule