Form 10-Q
period 1995-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1995-08-14
CIK 812818

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 /X/ QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR / / TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1995
                      -------------

Commission File Number 0-16526
                       -------


                      HUTTON INVESTORS FUTURES FUND L.P. II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          13-3406160
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


                                 (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X    No
                                  ---     ---

                      HUTTON INVESTORS FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                              Page
                                                                              Number
                                                                              ------
PART I - Financial Information:

     Item 1.  Financial Statements:

              Statements of Financial Condition at
              June 30, 1995 and December 31, 1994                                3

              Statements of Income and Expenses and
              Partners' Capital for the Three and Six
              Months ended June 30, 1995 and 1994                                4

              Notes to Financial Statements                                    5 - 6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                       7 - 8

PART II - Other Information                                                      9

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                       JUNE 30,         DECEMBER 31,
                                                        1995                1994
               ASSETS                                -----------        ------------
                                                     (Unaudited)
Equity in commodity futures trading account:
 Cash and cash equivalents                           $15,731,312        $10,904,167

Net unrealized appreciation
 on open futures contracts                               278,141          1,150,941
                                                     -----------        -----------
                                                     $16,009,453        $12,055,108
                                                     ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts              $    36,974        $    64,253
  Incentive fees                                         146,203
  Other                                                   26,465             37,835
 Redemptions payable                                     291,011            323,825
                                                     -----------        -----------
                                                         500,653            425,913
                                                     -----------        -----------
 Partners' capital

  General Partner, 75 Unit
   equivalents outstanding                               266,169            194,295

  Limited Partners, 4,295 and 4,414 Units
   of Limited Partnership Interest
   outstanding in 1995 and 1994, respectively         15,242,631         11,434,900
                                                     -----------        -----------
                                                      15,508,800         11,629,195
                                                     -----------        -----------
                                                     $16,009,453        $12,055,108
                                                     ===========        ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)


                                                   THREE  MONTHS  ENDED                        SIX  MONTHS  ENDED
                                                          JUNE 30,                                  JUNE 30,
                                             ---------------------------------         ---------------------------------
                                                 1995                 1994                 1995                 1994
                                             ------------         ------------         ------------         ------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains on
   closed positions                          $  3,637,861         $    741,247         $  5,600,019         $  1,246,642
  Change in unrealized gains / losses
    on open positions                          (2,599,911)              92,318             (872,800)             244,664
                                             ------------         ------------         ------------         ------------
                                                1,037,950              833,565            4,727,219            1,491,306
Less, brokerage commissions and
  clearing fees ($4,200,
  $4,397, $8,627 and
  $8,408, respectively)                           (89,270)            (114,285)            (227,044)            (233,436)
                                             ------------         ------------         ------------         ------------
  Net realized and unrealized
   gains                                          948,680              719,280            4,500,175            1,257,870
  Interest income                                 175,164               95,354              310,119              167,685
                                             ------------         ------------         ------------         ------------
                                                1,123,844              814,634            4,810,294            1,425,555
                                             ------------         ------------         ------------         ------------

Expenses:
  Incentive fees                                  146,203              191,557              493,593              293,036
  Other                                            11,465               12,740               22,805               25,340
                                             ------------         ------------         ------------         ------------
                                                  157,668              204,297              516,398              318,376
                                             ------------         ------------         ------------         ------------
  Net income                                      966,176              610,337            4,293,896            1,107,179
  Redemptions                                    (291,011)            (140,973)            (414,291)            (321,146)
                                             ------------         ------------         ------------         ------------
  Net increase in
   Partners' capital                              675,165              469,364            3,879,605              786,033
Partners' capital, beginning
  of period                                    14,833,635           14,115,408           11,629,195           13,798,739
                                             ------------         ------------         ------------         ------------
Partners' capital, end
  of period                                  $ 15,508,800         $ 14,584,772         $ 15,508,800         $ 14,584,772
                                             ============         ============         ============         ============
Net asset value per Unit
  (4,370 and 4,966
  Units outstanding at
  June 30, 1995 and 1994,                    $   3,548.92         $   2,936.93         $   3,548.92         $   2,936.93
  respectively)                              ============         ============         ============         ============

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1995 and the results of its operations for the three and six months ended June 30, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

     Changes in net asset value per Unit for the three and six months ended June 30, 1995 and 1994 were as follows:


                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                     JUNE 30,                            JUNE 30,
                              1995             1994              1995               1994
                          ----------------------------        ----------------------------
Net realized and
 unrealized gains         $   213.09        $   143.45        $ 1,004.24        $   249.51

Interest income                39.35             19.02             69.41             33.26
Expenses                      (35.42)           (40.74)          (115.33)           (63.20)
                          ----------        ----------        ----------        ----------

Increase for period           217.02            121.73            958.32            219.57

Net Asset Value
 per Unit,beginning
 of period                  3,331.90          2,815.20          2,590.60          2,717.36
                          ----------        ----------        ----------        ----------


Net Asset Value
 per Unit,end of
 period                   $ 3,548.92        $ 2,936.93        $ 3,548.92        $ 2,936.93
                          ==========        ==========        ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 75% of the Partnership's assets at June 30, 1995) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1995.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1995, Partnership capital increased 33.4% from $11,629,195 to $15,508,800. This increase was attributable to net income from operations of $4,293,896 which was partially offset by the redemption of 119 limited partnership Units resulting in an outflow of $414,291 for the six months ended June 30, 1995. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

      During the Partnership's second quarter of 1995, the net asset value per Unit increased 6.5% from $3,331.90 to $3,548.92, as compared to the second quarter of 1994 in which the net asset value per Unit increased 4.3%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of approximately $1,038,000. Gains were recognized in the trading of interest rates, stock indices, agricultural and energy products commodity futures. These gains were partially offset by losses recognized in the trading of commodity futures in precious metals and currencies.

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

      Interest income earned on U.S. Treasury Bills increased by approximately $80,000 and $142,000 for the three and six months ended June 30, 1995, respectively, as compared to the corresponding periods in 1994. The increase in interest income is primarily due to an increase in interest rates during the six months ended June 30, 1995 as compared to the corresponding period in 1994.

      Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and six months ended June 30, 1995 decreased by approximately $25,000 and $6,000, respectively, as compared to the corresponding periods in 1994.

      Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1995 resulted in a decrease of approximately $45,000, and an increase of approximately $201,000, respectively, as compared to the corresponding periods in 1994.

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


HUTTON INVESTORS FUTURES FUND L.P. II
------------------------------------------


By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)


By:   /s/ Alexander J. Sloane, President
      ------------------------------------
      Alexander J. Sloane, President


Date: 8/10/95
      ------------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)


By:   /s/ Alexander J. Sloane, President
      ------------------------------------
      Alexander J. Sloane, President


Date: 8/10/95
      ------------------------------------


By     /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director

Date: 8/10/95
      ------------------------------------

                                EXHIBIT INDEX



                    Exhibit 27  -  Financial Data Schedule