Form 10-Q
period 1995-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1995-11-14
CIK 812818

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1995
                      ------------------

Commission File Number 0-16526
                       -------



                          HUTTON INVESTORS FUTURES FUND L.P. II
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                  Delaware                           13-3406160
-------------------------------------------------------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)           Identification No.)


                       c/o Smith Barney Futures Management Inc.
                             390 Greenwich St. - 1st. Fl.
                              New York, New York 10013
-------------------------------------------------------------------------------
                (Address and Zip Code of principal executive offices)


                                    (212) 723-5424
-------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                               Yes   X    No
                                  ------    -----

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

                Item 1. Financial Statements:

                        Statements of Financial Condition at
                        September 30, 1995 and December 31,
                        1994                                            3

                        Statements of Income and Expenses and
                        Partners' Capital for the Three and Nine
                        Months ended September 30, 1995 and 1994        4

                        Notes to Financial Statements                 5 - 6

                Item 2. Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                    7 - 8


          PART II - Other Information                                   9

                                     PART I

                          Item 1. Financial Statements

                     HUTTON INVESTORS FUTURES FUND L.P. II
                       STATEMENTS OF FINANCIAL CONDITION



                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                    1995               1994
                            ASSETS                             ---------------    --------------
                                                                 (Unaudited)
    Equity in commodity futures trading account:
      Cash and cash equivalents                                   $15,212,211       $10,904,167

      Net unrealized appreciation (depreciation)
       on open futures contracts                                      (64,504)        1,150,941
                                                               ---------------    --------------

                                                                  $15,147,707       $12,055,108
                                                               ===============    ==============




               LIABILITIES AND PARTNERS' CAPITAL

    Liabilities:
     Accrued expenses:
      Commissions on open futures contracts                           $59,199           $64,253
      Other                                                            25,727            37,835
     Redemptions payable                                              165,449           323,825
                                                               ---------------    --------------

                                                                      250,375           425,913
                                                               ---------------    --------------

    Partners' capital

      General Partner, 75 Unit
          equivalents outstanding                                     258,515           194,295

      Limited Partners, 4,247 and 4,414 Units
          of Limited Partnership Interest
          outstanding in 1995 and 1994, respectively               14,638,817        11,434,900
                                                               ---------------    --------------

                                                                   14,897,332        11,629,195
                                                               ---------------    --------------
                                                                  $15,147,707       $12,055,108
                                                               ===============    ==============



    See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
            STATEMENTS OF INCOME AND  EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                              THREE-MONTHS ENDED                    NINE-MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                      --------------------------------    ----------------------------------
                                                         1995                 1994             1995                 1994
                                                      -----------------   ------------    -------------------   ------------
        Income:
          Net gains (losses) on trading
           of commodity futures:
          Realized gains (losses) on
           closed positions                                  ($125,111)     ($118,903)            $5,474,908     $1,127,739
          Change in unrealized gains /
           losses on open positions                           (342,645)    (1,107,595)            (1,215,445)      (862,931)
                                                      -----------------   ------------    -------------------   ------------
                                                              (467,756)    (1,226,498)             4,259,463        264,808
        Less, brokerage commissions and
          clearing fees ($4,160,
          $3,660, $12,787 and
          $12,068, respectively)                              (139,843)      (112,716)              (366,887)      (346,152)
                                                      -----------------   ------------    -------------------   ------------
          Net realized and unrealized
           gains (losses)                                     (607,599)    (1,339,214)             3,892,576        (81,344)
          Interest income                                      171,952        115,981                482,071        283,666
                                                      -----------------   ------------    -------------------   ------------
                                                              (435,647)    (1,223,233)             4,374,647        202,322
                                                      -----------------   ------------    -------------------   ------------


        Expenses:
          Incentive fees                                                                             493,593        293,036
          Other                                                 10,372         12,205                 33,177         37,545
                                                      -----------------   ------------    -------------------   ------------
                                                                10,372         12,205                526,770        330,581
                                                      -----------------   ------------    -------------------   ------------

          Net income (loss)                                   (446,019)    (1,235,438)             3,847,877       (128,259)
          Redemptions - Limited Partners                      (165,449)      (303,761)              (579,740)      (624,907)
                      - General Partner                                      (642,468)                             (642,468)
          Net increase (decrease) in                  -----------------   ------------    -------------------   ------------
           Partners' capital                                  (611,468)    (2,181,667)             3,268,137     (1,395,634)
        Partners' capital, beginning
          of period                                         15,508,800     14,584,772             11,629,195     13,798,739
                                                      -----------------   ------------    -------------------   ------------
        Partners' capital, end
          of period                                        $14,897,332    $12,403,105            $14,897,332    $12,403,105
                                                      =================   ============    ===================   ============
        Net Asset Value per Unit
          (4,322 and 4,614
          Units outstanding at
          September 30, 1995 and 1994,                       $3,446.86      $2,688.15              $3,446.86      $2,688.15
          respectively)                               =================   ============    ===================   ============

        See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

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

               The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1995 and the results of its operations for the three and nine months ended September 30, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

               Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

       Net Asset Value Per Unit

          Changes in net asset value per Unit for the three and nine months ended September 30, 1995 and 1994 were as follows:


                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------------     ----------------------
                                 1995             1994        1995         1994
                                 ------------------------     ----------------------
       Net realized and
        unrealized gains
        (losses)                 $ (139.04)     $ (269.68)    $  865.20    $  (20.17)

       Interest income               39.35          23.36        108.76        56.62
       Expenses                      (2.37)         (2.46)      (117.70)      (65.66)
                                 ----------     ----------    ----------   ----------

       Increase (decrease)
        for period                 (102.06)       (248.78)       856.26       (29.21)

       Net Asset Value
        per Unit,beginning
        of period                 3,548.92       2,936.93      2,590.60     2,717.36
                                 ----------     ----------    ----------   ----------


       Net Asset Value
        per Unit,end of
        period                   $3,446.86      $2,688.15     $3,446.86    $2,688.15
                                 ==========     ==========    ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 75% of the Partnership's assets at September 30, 1995) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1995.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1995, Partnership capital increased 28.1% from $11,629,195 to $14,897,332. This increase was attributable to net income from operations of $3,847,877 which was partially offset by the redemption of 167 limited partnership Units resulting in an outflow of $579,740 for the nine months ended September 30, 1995. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter of 1995, the net asset value per Unit decreased 2.9% from $3,548.92 to $3,446.86, as compared to the third quarter of 1994 in which the net asset value per Unit decreased 8.5%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of approximately $468,000. Losses were recognized in the trading of commodity futures in interest rates, stock indices, agricultural products, energy products and precious metals. These losses were partially offset by gains recognized in the trading of commodity futures in currencies.

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

     Interest income earned on U.S. Treasury Bills increased by approximately $56,000 and $198,000 for the three and nine months ended September 30, 1995, respectively, as compared to the corresponding periods in 1994. The increase in interest income is primarily due to an increase in interest rates during the nine months ended September 30, 1995 as compared to the corresponding period in 1994.

     Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and nine months ended September 30, 1995 increased by approximately $27,000 and $21,000, respectively, as compared to the corresponding periods in 1994.

     Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three months ended September 30, 1995. Trading performance for the nine months ended September 30, 1995 resulted in an increase in incentive fees of approximately $201,000 as compared to 1994.

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

HUTTON INVESTORS FUTURES FUND L.P. II
-------------------------------------


By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)


By:   /s/ Alexander J. Sloane, President
      ------------------------------------
      Alexander J. Sloane, President

Date:  11/10/95
      ----------------


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


By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)


By:   /s/ Alexander J. Sloane, President
      ------------------------------------
      Alexander J. Sloane, President


Date:  11/10/95
      ---------------



By    /s/ Daniel A. Dantuono
      -----------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:  11/10/95
      ---------------

                                Exhibit Index


                         27 - Financial Data Schedule