Form 10-K
period 1995-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1996-03-29
CIK 812818

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                 For the Fiscal year ended December 31, 1995

Commission File Number 0-16526
                       -------

                    HUTTON INVESTORS FUTURES FUND L.P. II
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           New York                                  13-3406160
-----------------------------------------------------------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                   c/o Smith Barney Futures Management Inc.
                         390 Greenwich St. - 1st Fl.
                           New York, New York 10013
-----------------------------------------------------------------------------
            (Address and Zip Code of principal executive offices)

                                (212) 723-5424
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  30,000 Units of Limited
                                                             Partnership
                                                             Interest
                                                             ----------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K / /

                                     PART I

Item 1. Business.

                 (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 1995, 1994 and 1993 are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

         The Partnership trades futures contracts on commodities primarily on United States commodities exchanges and, to a lesser extent, on some foreign commodity exchanges through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. SB is an affiliate of the General Partner.

          Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

         As of December 31, 1995, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Co., Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.

         The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.

         Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's Trading Profits (as defined in the Limited Partnership Agreement).

         Under the terms of a customer agreement between the Partnership and SB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). In addition, the General Partner (through SB) invests approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills).

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasuries, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 are set forth under "Item 6. Selected Financial Data." The Partnership capital at December 31, 1995 was $15,624,256.

         (c)     Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i) through (x) - Not applicable.

         (xi) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2. Properties.

         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3. Legal Proceedings.

         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1995.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders for a vote during the year ended December 31, 1995.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters.

         (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.

         (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1995 was 449.

         (c) Distribution. The Partnership did not declare a distribution in 1995.

Item 6. Select Financial Data.

         Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and total assets as of December 31, 1995, 1994, 1993, 1992 and 1991 were as follows:

                                       1995                1994                 1993                   1992               1991
                                   -----------        -------------          ------------          -----------        ------------
Net realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of
 $473,316, $472,333, $505,394,
 $524,371, and $605,073,
 respectively                     $  4,798,547         $  (653,598)          $  3,828,147         $  (374,971)         $ 3,653,598


Interest income                   $    640,056         $   416,641           $    326,985         $   359,066          $   542,479
                                 -------------         ------------          ------------         -----------          -----------

                                  $  5,438,603         $  (236,957)          $  4,155,132         $   (15,905)         $ 4,196,077
                                  ============         ============          ============         ===========          ===========

Net Income (loss)                 $  4,824,554         $  (578,344)          $  3,386,679         $  (134,888)         $ 3,321,269
                                  ============         ============          ============         ============         ===========

Increase (decrease)
 in net asset value
 per Unit                         $   1,082.24         $   (126.76)          $     617.34         $     26.31          $    460.65
                                  ============         ============          ============         ===========          ===========

Total assets                      $ 16,025,794         $12,055,108           $ 14,156,185         $12,545,574          $15,864,819
                                  ============         ===========           ============         ===========          ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         (1) Liquidity. The Partnership does not engage in sales of goods or services. The Partnership's only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, and net unrealized appreciation (depreciation) on open futures contracts.
Approximately 80% of the Partnership's assets are maintained in interest
bearing U.S.  Treasury obligations.   Because of the low margin deposits
normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Substantial losses resulting from such price movements could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:

         (a) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.

         (b) The Partnership diversifies its positions among various commodities. The Partnership does not initiate additional positions in a commodity if such additional positions would result in a net long or short position in such commodity requiring as margin more than 15% of the net assets of the Partnership.

         (c) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66 2/3% of the Partnership's net assets.

         (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

         (e) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

         (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

         (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)

         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the

Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or December 31, 2007.

         (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.

         (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1995, 235 Units were redeemed for a total of $829,493 which includes the General Partner redemption
representing 31 Unit equivalents totaling $113,858.    For the year ended
December 1994, 589 Units were redeemed for a total of $1,591,200 which includes the General Partner redemption representing 229 Unit equivalents totaling

$615,586. For the year ended December 1993, 634 Units were redeemed for a total of $1,583,233.

                 (c)  Results of Operations.  For the year ended
December 31, 1995, the net asset value per Unit increased 41.8% from $2,590.60 to $3,672.84. For the year ended December 31, 1994, the net asset value per Unit decreased 4.7% from $2,717.36 to $2,590.60. For the year ended December 31, 1993, the net asset value per Unit increased 29.4% from $2,100.02 to $2,717.36.

         The Partnership experienced net trading gains of $5,271,863 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $5,587,098 were primarily attributable to the trading of commodity futures in currencies, interest rates and agricultural products. These realized gains were partially offset by realized trading losses incurred in the trading of precious metals and energy commodity futures.

         The Partnership experienced net trading losses of $181,265 before commissions and expenses for the year ended December 31, 1994. Realized trading losses of $83,821 were primarily attributable to net losses incurred in the trading of precious metals, and stock index commodity futures. However, these realized trading losses were partially offset by realized trading gains incurred in the trading of financial, energy, agricultural and industrial commodity futures.

         The Partnership experienced net trading gains of $4,333,541 before commissions and expenses for the year ended December 31, 1993. Realized trading gains of $3,519,199 were attributable to trading in financial, foods, precious metals, livestock and stock index commodity futures. However, these gains were partially offset by realized losses incurred in the trading of grains and oils and industrial commodity futures.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.  Financial Statements and Supplementary Data.




                    HUTTON INVESTORS FUTURES FUND L.P. II
                        INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                Number
                                                                ------
           Report of Independent Accountant.                     F-2

           Financial Statements:
           Statements of Financial Condition at
           December 31, 1995 and 1994.                           F-3

           Statements of Income and Expenses for
           the years ended December 31, 1995,
           1994 and 1993.                                        F-4

           Statements of Partners' Capital for the
           years ended December 31, 1995, 1994
           and 1993.                                             F-5

           Notes to Financial Statements.                     F-6 - F-9

                                   CONTINUED

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of HUTTON INVESTORS FUTURES FUND L.P. II (a Delaware Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income and expenses and partners' capital for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 1995 and 1994 and the results of its operations for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                   /s/ COOPERS & LYBRAND L.L.P.
                                                   Coopers & Lybrand L.L.P.

New York, New York
February 21, 1996

                     HUTTON INVESTORS FUTURES FUND L.P. II
                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1995 AND 1994

                                                             1995                     1994
                                                          -----------              -----------
ASSETS:

Equity in commodity futures
  trading account:
  Cash and cash equivalents (Note 3b)                     $15,190,088              $10,904,167
  Net unrealized appreciation on
    open futures contracts                                    835,706                1,150,941
                                                          -----------              -----------
                                                          $16,025,794              $12,055,108
                                                          ===========              ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Accrued expenses:
   Commissions on open
    futures contracts                                         $54,276                  $64,253
  Incentive fees                                               72,172
  Other                                                        25,337                   37,835
Redemptions payable (Note 5)                                  249,753                  323,825
                                                          -----------              -----------
                                                              401,538                  425,913
                                                          -----------              -----------

Partners' capital (Notes 1, 5 and 6):
  General Partner, 44 and 75 Unit
    equivalents outstanding in
    1995 and 1994, respectively                               161,605                  194,295
  Limited Partners, 4,210 and
    4,414 Units of Limited
    Partnership Interest
    outstanding in 1995 and
    1994, respectively                                     15,462,651               11,434,900
                                                          -----------              -----------
                                                           15,624,256               11,629,195
                                                          -----------              -----------
                                                          $16,025,794              $12,055,108
                                                          ===========              ===========


See notes to financial statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                       STATEMENTS OF INCOME AND EXPENSES
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                                     1995              1994            1993
                                                 -----------       ----------        ----------
Income:
  Net gains (losses)
    on trading of
    commodity
    interests:
  Realized gains
    (losses) on
    closed positions                              $5,587,098         $(83,821)       $3,519,199
  Change in
     unrealized
    gains/losses
    on open positions                               (315,235)         (97,444)          814,342
                                                 -----------       ----------        ----------
                                                   5,271,863         (181,265)        4,333,541
  Less, brokerage
    commissions and
    clearing fees ($16,583,
    $16,203 and $17,981,
    respectively) (Note 3b)                         (473,316)        (472,333)         (505,394)
                                                 -----------       ----------        ----------
  Net realized and
    unrealized gains (losses)                      4,798,547         (653,598)        3,828,147
  Interest income (Note 3b)                          640,056          416,641           326,985
                                                 -----------       ----------        ----------
                                                   5,438,603         (236,957)        4,155,132
                                                 -----------       ----------        ----------
Expenses:
  Incentive fees
    (Note 3a)                                        565,765          293,036           712,092
  Other expenses                                      48,284           48,351            56,361
                                                 -----------       ----------        ----------
                                                     614,049          341,387           768,453
                                                 -----------       ----------        ----------
Net income (loss)                                 $4,824,554        $(578,344)       $3,386,679
                                                 ===========       ==========        ==========
Net income (loss) per Unit
  of Limited Partnership Interest
  and General Partner Unit equivalent
  (Notes 1 and 6)                                  $1,082.24        $ (126.76)          $617.34
                                                 ===========       ==========        ==========


See notes to financial statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF PARTNERS' CAPITAL
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                                  LIMITED           GENERAL
                                                  PARTNERS          PARTNER           TOTAL
                                                 -----------       ----------      -----------
Partners' capital at
  December 31, 1992                              $11,356,887         $638,406      $11,995,293
Net income                                         3,199,008          187,671        3,386,679
Redemption of 634
  Units of Limited
  Partnership Interest                            (1,583,233)                       (1,583,233)
                                                 -----------       ----------      -----------
Partners' capital at
  December 31, 1993                               12,972,662          826,077       13,798,739
Net loss                                            (562,148)         (16,196)        (578,344)
Redemption of 360 Units
  of Limited Partnership
  Interest and General
  Partner redemption
  representing 229
  Unit equivalents                                  (975,614)        (615,586)      (1,591,200)
                                                 -----------       ----------      -----------
Partners' capital at
  December 31, 1994                               11,434,900          194,295       11,629,195
Net income                                         4,743,386           81,168        4,824,554
Redemption of 204
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
   31 Unit equivalents                              (715,635)        (113,858)        (829,493)
                                                 -----------       ----------      -----------
Partners' capital at
  December 31, 1995                              $15,462,651         $161,605      $15,624,256
                                                 ===========        =========      ===========


See notes to financial statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II

                         NOTES TO FINANCIAL STATEMENTS

1.       Partnership Organization:

         Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized under the Partnership laws of the State of Delaware on March 31,1987 to engage in the speculative trading of commodity futures contracts and other commodity interests, including futures and option contracts on U.S. Treasuries and other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 30,000 Units of Limited Partnership Interest ("Units") during the public offering period.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3b). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

         The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; the net asset value of a Unit decreases to less than $500 per unit; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.       Accounting Policies:

         a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

         b. Commission charges to open and close futures contracts are expensed at the time the positions are opened.

         c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

         d. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                     HUTTON INVESTORS FUTURES FUND L.P. II

                         NOTES TO FINANCIAL STATEMENTS


                 reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


3.       Agreements:

         a.      Management Agreements:

                 The General Partner has Management Agreements with Trendlogic Associates and John W. Henry & Company Inc. (individually an "Advisor" or collectively the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Agreements provide that the Advisors have sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to each Management Agreement, each Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the Trading Profits (as defined) on the assets under such Advisor's management. These Agreements are effective until June 30, 1996, at which time they may be renewed by the General Partner. Under certain conditions, these Agreements may be terminated prior to their scheduled termination date with respect to any Advisor upon written notice to such Advisor.

         b.      Customer Agreement:

                 The Partnership has entered into a Customer Agreement, which has been assigned to SB, whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SB at $50 per round-turn futures transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1995, the amount of cash held for margin requirements was $2,387,095. The Customer Agreement provides that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions.

4.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

                     HUTTON INVESTORS FUTURES FUND L.P. II

                         NOTES TO FINANCIAL STATEMENTS


         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1995 was $835,706 and the average fair value during the year then ended, based on monthly calculation, was $1,178,835.


5.       Distributions and Redemptions:

         Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, each limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Units after such redemption is effected.


6.       Net Asset Value Per Unit:

         Changes in the net asset value per Unit during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                     1995              1994             1993
                                                  ---------         ---------       ---------
          Net realized and
            unrealized gains
            (losses)                              $1,074.84          $(144.19)        $697.67
          Interest income                            145.31             85.44           60.37
          Expenses                                  (137.91)           (68.01)        (140.70)
                                                  ---------         ---------       ---------
          Increase (decrease)
            for the year                           1,082.24           (126.76)         617.34
          Net asset value per
            Unit, beginning
            of year                                2,590.60          2,717.36        2,100.02
                                                  ---------         ---------       ---------
          Net asset value per
            Unit, end of year                     $3,672.84         $2,590.60       $2,717.36
                                                  =========         =========       =========


7.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or

                     HUTTON INVESTORS FUTURES FUND L.P. II

                         NOTES TO FINANCIAL STATEMENTS

         over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

         Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1995, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was approximately $91,936,000 and $53,386,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                 During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

                 The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.

Item 11.         Executive Compensation.

                 The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 1995, SB earned $473,316 in brokerage commissions and clearing fees.

         The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 1995, the Advisors earned $565,765 in incentive fees.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units of Limited Partnership Interest (1.0%).

                 (c). Changes in control.  None.

Item 13.         Certain Relationships and Related Transactions.

                 Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

                 (a) (1) Financial Statements:

                 Statements of Financial Condition at December 31, 1995, and
                 1994.

                 Statements of Income and Expenses for the years ended December 31, 1995, 1994 and 1993.

Statements of Partner's Capital for the years ended December 31, 1995, 1994 and 1993.

                 (2) Financial Statement Schedules: None

                 (3) Exhibits:

                          a. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).

                          b. Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5, 1987).

                          c. Form of Request for Redemption (incorporated by reference form Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5,
                                  1987).

                          d. Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management Inc., E.F. Hutton & Company Inc. and

                                  Chemical Bank (previously filed).

                          e. Brokerage Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc. (previously filed).

                          f. Advisory Agreement dated as of March 31, 1987, among the Partnership, Hutton Commodity Management Inc., Desai & Company and John W. Henry & Co., Inc. the Partnership, Hutton Commodity Management Inc., (previously filed).

                          g. Representation Agreement concerning the Registration Statement and the Prospectus dated as of June 9, 1987, among the Partnership, Hutton & Company Inc., Cresta Commodity Management Inc., Desai & Company and John W. Henry & Co., Inc. (previously filed).

                          h. Net Worth Agreement dated as of June 3, 1987, between Hutton Commodity Management Inc. and the E.F. Hutton Group Inc. (previously filed).

                          i. Copy of executed Promissory Note dated June 3, 1987, from The E.F. Hutton Group Inc. to Hutton Commodity Management Inc. (previously filed).

                          j. Letter amending and extending Management Agreement dated March 31, 1987 among the Partnership, Hutton Commodity Management, Inc., John W. Henry & Co., Inc. and Desai & Company as of September 26, 1989 (previously filed).

                          k. Letter dated August 28, 1990 from Partnership to John W. Henry & Co., Inc. extending Management Agreement (filed as Exhibit k to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          l. Letter dated August 28, 1990 from Partnership to Desai & Company extending Management Agreement (filed as Exhibit 1 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          m.      Letter dated January 17, 1991 from
                                  Partnership to Desai & Company terminating
                                  Management Agreement (filed as Exhibit m to
                                  Form 10-K for the fiscal year ended December
                                  31, 1990 and incorporated herein by
                                  reference).

                          n. Advisory Agreement dated January 30, 1991 among the Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          o. Letter dated August 30, 1991 from General Partner to John W. Henry & Co., Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

                          p. Letter dated August 30, 1991 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).

                          q. Letter dated August 31, 1992 from General Partner to John W. Henry & Co., Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31, 1991).

                          r. Letter dated August 31, 1992 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                          s.       Letter dated August 31, 1993 from
                                   General Partner to John W. Henry &
                                   Co., Inc. extending Advisory
                                   Agreements (filed as Exhibit s to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1993 and incorporated
                                   herein by reference).

                          t.       Letter dated August 31, 1993 from
                                   General Partner to TrendLogic
                                   Associates, Inc. (filed as Exhibit t
                                   to Form 10-K for the fiscal year
                                   ended December 31, 1993).

                          u.       Letter dated February 16, 1995 from
                                   General Partner to TrendLogic
                                   Associates, Inc.  extending Advisory
                                   Agreement (filed as Exhibit u to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1994).

                          v.       Letter dated February 16, 1995 from
                                   General Partner to John W. Henry &
                                   Co., Inc. extending Advisory
                                   Agreement (filed as Exhibit v to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1994).


                 (b)      Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON INVESTORS FUTURES FUND L.P. II
-------------------------------------------
(Registrant)

Date: March 29, 1996

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ Alexander J. Sloane, Chief Executive Officer
         ------------------------------------------------
         Alexander J. Sloane, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1996.


/s/ Philip M. Waterman, Jr.
Philip M. Waterman, Jr.
Co-Chairman and Director

/s/ Jack H. Lehman III
Jack H. Lehman III
Co-Chairman and Director

/s/ Alexander J. Sloane
Alexander J. Sloane
President and Director

/s/ Steve J. Keltz
Steve J. Keltz
Director

/s/ David J. Vogel
David J. Vogel
Director

/s/ Daniel A. Dantuono
Daniel A. Dantuono
Chief Financial Officer
and Director

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Director

/s/ Shelley Ullman
Shelley Ullman
Director

/s/ Michael Schaefer
Michael Schaefer
Director

                                EXHIBIT INDEX


                          a. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).

                          b. Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5, 1987).

                          c. Form of Request for Redemption (incorporated by reference form Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5,
                                  1987).

                          d. Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management Inc., E.F. Hutton & Company Inc. and Chemical Bank (previously filed).

                          e. Brokerage Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc. (previously filed).

                          f. Advisory Agreement dated as of March 31, 1987, among the Partnership, Hutton Commodity Management Inc., Desai & Company and John W. Henry & Co., Inc. the Partnership, Hutton Commodity Management Inc., (previously filed).

                          g. Representation Agreement concerning the Registration Statement and the Prospectus dated as of June 9, 1987, among the Partnership, Hutton & Company Inc., Cresta Commodity Management Inc., Desai & Company and John W. Henry & Co., Inc. (previously filed).

                          h. Net Worth Agreement dated as of June 3, 1987, between Hutton Commodity Management Inc. and the E.F. Hutton Group Inc. (previously filed).

                          i. Copy of executed Promissory Note dated June 3, 1987, from The E.F. Hutton Group Inc. to Hutton Commodity Management Inc. (previously filed).

                          j. Letter amending and extending Management Agreement dated March 31, 1987 among the Partnership, Hutton Commodity Management, Inc., John W. Henry & Co., Inc. and Desai & Company as of September 26, 1989 (previously filed).

                          k. Letter dated August 28, 1990 from Partnership to John W. Henry & Co., Inc. extending Management Agreement (filed as Exhibit k to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          l. Letter dated August 28, 1990 from Partnership to Desai & Company extending Management Agreement (filed as Exhibit 1 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          m.      Letter dated January 17, 1991 from
                                  Partnership to Desai & Company terminating
                                  Management Agreement (filed as Exhibit m to
                                  Form 10-K for the fiscal year ended December
                                  31, 1990 and incorporated herein by
                                  reference).

                          n. Advisory Agreement dated January 30, 1991 among the Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                          o. Letter dated August 30, 1991 from General Partner to John W. Henry & Co., Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

                          p. Letter dated August 30, 1991 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).

                          q. Letter dated August 31, 1992 from General Partner to John W. Henry & Co., Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31, 1991).

                          r. Letter dated August 31, 1992 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                          s.       Letter dated August 31, 1993 from
                                   General Partner to John W. Henry &
                                   Co., Inc. extending Advisory
                                   Agreements (filed as Exhibit s to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1993 and incorporated
                                   herein by reference).

                          t.       Letter dated August 31, 1993 from
                                   General Partner to TrendLogic
                                   Associates, Inc. (filed as Exhibit t
                                   to Form 10-K for the fiscal year
                                   ended December 31, 1993).

                          u.       Letter dated February 16, 1995 from
                                   General Partner to TrendLogic
                                   Associates, Inc.  extending Advisory
                                   Agreement (filed as Exhibit u to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1994).

                          v.       Letter dated February 16, 1995 from
                                   General Partner to John W. Henry &
                                   Co., Inc. extending Advisory
                                   Agreement (filed as Exhibit v to
                                   Form 10-K for the fiscal year ended
                                   December 31, 1994).

                         27.       Financial Data Schedule