Form 10-Q
period 1996-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1996-05-15
CIK 812818

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996
                      --------------

Commission File Number 0-16526
                       -------



                      HUTTON INVESTORS FUTURES FUND L.P. II
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                                 13-3406160
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
- --------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Item 1.  Financial Statements:

              Statements of Financial Condition at
              March 31, 1996 and December 31,
              1995                                                          3

              Statements of Income and Expenses and
              Partners' Capital for the Three
              Months ended March 31, 1996 and 1995                          4

              Notes to Financial Statements                               5 - 6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                  7 - 8

PART II - Other Information                                                 9

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                       MARCH 31,     DECEMBER 31,
                                                         1996           1995
                                                      -----------    -----------
                 ASSETS
                                                      (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                           $15,288,531    $15,190,088

  Net unrealized appreciation
   on open futures contracts                              830,991        835,706


                                                      -----------    -----------
                                                      $16,119,522    $16,025,794
                                                      ===========    ===========




LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts               $    64,447    $    54,276
  Incentive fees                                           37,766         72,172
  Other                                                    35,477         25,337
 Redemptions payable                                      210,387        249,753

                                                      -----------    -----------

                                                          348,077        401,538
                                                      -----------    -----------

Partners' capital

  General Partner, 44 Unit equivalents
      outstanding in 1996 and 1995                        165,304        161,605

  Limited Partners, 4,154 and 4,210 Units
      of Limited Partnership Interest
      outstanding in 1996 and 1995,respectively        15,606,141     15,462,651

                                                      -----------    -----------
                                                       15,771,445     15,624,256

                                                      -----------    -----------

                                                      $16,119,522    $16,025,794
                                                      ===========    ===========



See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                    MARCH 31,       MARCH 31,
                                                      1996            1995
                                                      ----            ----
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions              $   406,056     $ 1,962,158
  Change in unrealized gains / losses on open
   positions                                           (4,715)      1,727,111

                                                  -----------     -----------

                                                      401,341       3,689,269
Less, brokerage commissions and clearing fees
  ($4,326 and $4,427, respectively)                  (145,194)       (137,774)

                                                  -----------     -----------

  Net realized and unrealized gains                   256,147       3,551,495
  Interest income                                     151,707         134,955

                                                  -----------     -----------

                                                      407,854       3,686,450

                                                  -----------     -----------


Expenses:
  Incentive fees                                       37,766         347,390
  Other                                                12,512          11,340

                                                  -----------     -----------

                                                       50,278         358,730

                                                  -----------     -----------

  Net income                                          357,576       3,327,720
  Redemptions                                        (210,387)       (123,280)

                                                  -----------     -----------

  Net increase in Partners' capital                   147,189       3,204,440

Partners' capital, beginning of period             15,624,256      11,629,195

                                                  -----------     -----------

Partners' capital, end of period                  $15,771,445     $14,833,635

                                                  ===========     ===========
Net asset value per Unit
  (4,198 and 4,452 Units outstanding at
  March 31, 1996 and 1995, respectively)          $  3,756.90     $  3,331.90

                                                  ===========     ===========
Net income (loss) per Unit of Limited
  Partnership Interest and General Partnership
  Unit equivalent                                 $    (84.06)    $    741.30
                                                  ===========     ===========


See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

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

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                       1996           1995
                                                       ----           ----
Net realized and unrealized
 gains                                              $   60.22      $  791.15
Interest income                                         35.66          30.06
Expenses                                               (11.82)        (79.91)
                                                    ---------      ---------

Increase (decrease) for period                         (84.06)        741.30


Net Asset Value per Unit,
 beginning of period                                 3,672.84       2,590.60
                                                    ---------      ---------

Net Asset Value per Unit,
 end of period                                      $3,756.90      $3,331.90
                                                    =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 75% of the Partnership's assets at March 31, 1996) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1996.

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

         For the three months ended March 31, 1996, Partnership capital increased 9.4% from $15,624,256 to $15,771,445. This increase was attributable to net income from operations of $357,576 which was partially offset by the redemption of 56 Units resulting in an outflow of $210,387 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 2.3% from $3,672.84 to $3,756.90, as compared to the first quarter of 1995 in which the net asset value per Unit increased 28.6%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $401,341. Gains were recognized in the trading of commodity futures in interest rates and currencies and were partially offset by losses recognized in stock indices, agricultural products, energy products, and precious metals. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $3,689,269. Gains were realized in the trading of interest rates, currencies, stock indices, agricultural products and precious metals commodity futures and were partially offset by losses realized in energy products.

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

         Interest income earned on U.S. Treasury Bills increased by $16,752 for the three months ended March 31, 1996, as compared to the corresponding period in 1995. The increase in interest income is primarily due to an increase in Partnership capital as a result of a 12.8% increase in net asset value from the first quarter of 1995 to the first quarter of 1996. This increase in net asset value was partially offset by the net affect of redemptions coupled with a decrease in interest rates in the first quarter of 1996 as compared to the corresponding period in 1995.

         Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three months ended March 31, 1996 increased by $7,420, as compared to the corresponding period in 1995.

         Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1996 and 1995 resulted in incentive fees of $37,766 and $347,390, respectively.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

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

HUTTON INVESTORS FUTURES FUND L.P. II

By:  Smith Barney Futures Management Inc.
     ------------------------------------
     (General Partner)


By:  /s/ David J. Vogel, President
     ------------------------------------
     David J. Vogel, President

Date:         5/10/96
      ------------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management Inc.
     ------------------------------------
     (General Partner)


By:  /s/ David J. Vogel, President
     ------------------------------------
     David J. Vogel, President

Date:         5/10/96
      ------------------------


By   /s/ Daniel A. Dantuono
     ------------------------------------
     Daniel A. Dantuono
     Chief Financial Officer and Director


Date:         5/10/96
      ------------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule