Form 10-Q
period 1996-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1996-08-15
CIK 812818

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1996

Commission File Number 0-16526



                      HUTTON INVESTORS FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)

        Delaware                                  13-3406160
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No

                     HUTTON INVESTORS FUTURES FUND L.P. II
                                   FORM 10-Q
                                     INDEX

                                                                       Page
                                                                      Number



PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statements of Financial Condition at
                  June 30, 1996 and December 31,
                  1995                                                   3

                  Statements of Income and Expenses and
                  Partners' Capital for the Three and
                  Six Months ended June 30, 1996 and 1995                4

                  Notes to Financial Statements                        5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           9 - 10


PART II - Other Information                                              11

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                           1996        1995
                                                      ------------  ------------
ASSETS                                                 (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $15,923,723   $15,190,088

  Net unrealized appreciation on open
   futures contracts                                       873,897       835,706
                                                       -----------   -----------

                                                       $16,797,620   $16,025,794
                                                       ===========   ===========






LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                $    78,559   $    54,276
  Incentive fees                                           119,986        72,172
  Other                                                     21,971        25,337
 Redemptions payable                                       185,594       249,753
                                                       -----------   -----------

                                                           406,110       401,538
                                                       -----------   -----------

Partners' capital

  General Partner, 44 Units
      equivalents outstanding                              173,748       161,605

  Limited Partners, 4,107 and 4,210 Units
      of Limited Partnership Interest
      outstanding in 1996 and 1995,respectively         16,217,762    15,462,651
                                                       -----------   -----------

                                                        16,391,510    15,624,256
                                                       -----------   -----------

                                                       $16,797,620   $16,025,794
                                                       ===========   ===========

See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                            JUNE 30,                                    JUNE 30,
                                                   1996                 1995                    1996                1995
                                             ----------------     ----------------        ---------------     ----------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains on closed positions              $   892,641          $ 3,637,861            $ 1,298,697          $ 5,600,019
  Change in unrealized gains / losses
    on open positions                                  42,906           (2,599,911)                38,191             (872,800)
                                              ----------------     ----------------        ---------------     ----------------

                                                      935,547            1,037,950              1,336,888            4,727,219
Less, brokerage commissions and
  clearing fees ($3,600, $4,200, $7,926
  and $8,627, respectively)                          (143,788)             (89,270)              (288,982)            (227,044)
                                              ----------------     ----------------        ---------------     ----------------


  Net realized and unrealized gains                   791,759              948,680              1,047,906            4,500,175
  Interest income                                     146,923              175,164                298,630              310,119
                                              ----------------     ----------------        ---------------     ----------------

                                                      938,682            1,123,844              1,346,536            4,810,294
                                              ----------------     ----------------        ---------------     ----------------
Expenses:
  Incentive fees                                      119,987              146,203                157,753              493,593
  Other                                                13,036               11,465                 25,548               22,805
                                              ----------------     ----------------        ---------------     ----------------

                                                      133,023              157,668                183,301              516,398
                                              ----------------     ----------------        ---------------     ----------------

  Net income                                          805,659              966,176              1,163,235            4,293,896
  Redemptions                                        (185,594)            (291,011)              (395,981)            (414,291)
                                              ----------------     ----------------        ---------------     ----------------

  Net increase in Partner's capital                   620,065              675,165                767,254            3,879,605

Partners' capital, beginning of period             15,771,445           14,833,635             15,624,256           11,629,195
                                              ----------------     ----------------        ---------------     ----------------

Partners' capital, end of period                  $16,391,510          $15,508,800            $16,391,510          $15,508,800
                                              ================     ================        ===============     ================

Net asset value per Unit
  (4,151 and 4,370 Units outstanding at
  June 30, 1996 and 1995, respectively)           $  3,948.81          $  3,548.92            $  3,948.81          $  3,548.92
                                              ================     ================        ===============     ================

Net income per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                     $    191.91          $    217.02            $    275.97          $    958.32
                                              ================     ================        ===============     ================

See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

1.   General:

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                  JUNE 30,
                               ----------------------    ----------------------
                                  1996        1995          1996        1995
                               ----------------------    ---------------------

Net realized and unrealized
 gains                         $  188.60    $  213.09    $  248.82    $1,004.24
Interest income                    35.00        39.35        70.66        69.41
Expenses                          (31.69)      (35.42)      (43.51)     (115.33)
                               ---------    ---------    ---------    ---------

Increase for period               191.91       217.02       275.97       958.32

Net Asset Value per Unit,
  beginning of period           3,756.90     3,331.90     3,672.84     2,590.60
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $3,948.81    $3,548.92    $3,948.81    $3,548.92
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $873,897 and the average fair value during the six months then ended, based on monthly calculation, was $1,110,144.

4.   Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gains and loss transactions, and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $78,780,870 and $70,885,274, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996 the Partnership had net unrealized trading gains of $873,897, as detailed below.

                                        NOTIONAL OR CONTRACTUAL         NET
                                         AMOUNT OF COMMITMENTS      UNREALIZED
                                      TO PURCHASE   TO SELL         GAIN/(LOSS)
                                      -----------   ------------   ------------

Currencies
- - Exchange Traded Contracts           $ 2,564,888    $ 1,996,280    $    32,595
- - OTC Contracts                        21,625,566     34,379,657        242,209
Energy                                  1,504,950           --           80,355
Grains                                  1,157,600        281,214         60,021
Interest Rates US                          23,906     13,541,075        (58,144)
Interest Rates Non US                  46,250,581      6,308,725        106,980
Livestock                                    --           63,480          1,650
Metals                                    781,375      8,745,186        338,586
Softs                                   1,065,729      1,900,188         55,823
Indices                                 3,806,275      3,669,469         13,822
                                      -----------    -----------    -----------

Totals                                $78,780,870    $70,885,274    $   873,897
                                      ===========    ===========    ===========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 75% of the Partnership's assets at June 30, 1996) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital increased 4.9% from $15,624,256 to $16,391,510. This increase was attributable to net income from operations of $1,163,235 which was partially offset by the redemption of 103 Units resulting in an outflow of $395,981 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 5.1% from $3,756.90 to $3,948.81, as compared to the second quarter of 1995 in which the net asset value per Unit increased 6.5%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $935,547. Gains were recognized in the trading of commodity futures in metals, energy products, agricultural products, and currencies and were partially offset by losses recognized in indices and interest rates. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $1,037,950. Gains were recognized in the trading of interest rates, indices, agricultural and energy products and were partially offset by losses in metals and currencies.

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

     Interest income earned on U.S. Treasury Bills decreased by $28,241 and $11,489 for the three and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to a decrease in interest rates in the first and second quarters of 1996 as compared to the corresponding periods in 1995.

     Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and six months ended June 30, 1996 increased by $54,518 and $61,938, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1996 resulted in a decrease in incentive fees of $26,216 and $335,840, respectively, as compared to the corresponding periods in 1995.

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

HUTTON INVESTORS FUTURES FUND L.P. II


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President

Date:   8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President


Date:   8/14/96



By:     /s/ Daniel A. Dantuono
        -------------------------------------
        Daniel A. Dantuono
        Chief Financial Officer and Director


Date:   8/14/96