Form 10-Q
period 1996-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1996-11-13
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996

Commission File Number 0-16526



                HUTTON INVESTORS FUTURES FUND L.P. II
            (Exact name of registrant as specified in its charter)

        New York                                 13-3406160
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

                  Statements of Financial Condition at
                  September 30, 1996 and December 31,
                  1995                                                   3

                  Statements of Income and Expenses and
                  Partners' Capital for the Three and
                  Nine Months ended September 30, 1996
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

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                     -------------  ------------
ASSETS
                                                     (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $14,927,645   $15,190,088

  Net unrealized appreciation on open
   futures contracts                                     1,759,064       835,706

                                                       -----------   -----------

                                                       $16,686,709   $16,025,794
                                                       ===========   ===========






LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                $    97,716   $    54,276
  Incentive fees                                            12,480        72,172
  Other                                                     25,177        25,337
 Redemptions payable                                       247,213       249,753

                                                       -----------   -----------

                                                           382,586       401,538

                                                       -----------   -----------
Partners' capital

  General Partner, 44 Units
  equivalents outstanding                                  175,442       161,605

  Limited Partners, 4,045 and 4,210 Units
  of Limited Partnership Interest
  outstanding in 1996 and 1995,respectively             16,128,681    15,462,651

                                                       -----------   -----------
                                                        16,304,123    15,624,256

                                                       -----------   -----------

                                                       $16,686,709   $16,025,794
                                                       ===========   ===========



See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                   THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ----------------------------------      ----------------------------------

                                                                1996                 1995               1996                 1995
                                                          --------------      --------------      --------------      --------------

Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                                        $   (651,202)       $   (125,111)       $    647,495        $  5,474,908
  Change in unrealized gains /
   losses on open positions                                     885,167            (342,645)            923,358          (1,215,445)

                                                           ------------        ------------        ------------        ------------
                                                                233,965            (467,756)          1,570,853           4,259,463
Less, brokerage commissions and
  clearing fees ($4,722,
  $4,160, $12,648 and
  $12,787, respectively)                                       (200,994)           (139,843)           (489,976)           (366,887)

                                                           ------------        ------------        ------------        ------------
  Net realized and unrealized
   gains (losses)                                                32,971            (607,599)          1,080,877           3,892,576
  Interest income                                               153,596             171,952             452,226             482,071

                                                           ------------        ------------        ------------        ------------
                                                                186,567            (435,647)          1,533,103           4,374,647



Expenses:
  Incentive fees                                                 12,480             170,233             493,593
  Other                                                          14,261              10,372              39,809              33,177

                                                           ------------        ------------        ------------        ------------
                                                                 26,741              10,372             210,042             526,770


  Net income (loss)                                             159,826            (446,019)          1,323,061           3,847,877
  Redemptions                                                  (247,213)           (165,449)           (643,194)           (579,740)

                                                           ------------        ------------        ------------        ------------
  Net increase (decrease) in
   Partners' capital                                            (87,387)           (611,468)            679,867           3,268,137
Partners' capital, beginning
  of period                                                  16,391,510          15,508,800          15,624,256          11,629,195

                                                           ------------        ------------        ------------        ------------
Partners' capital, end
  of period                                                $ 16,304,123        $ 14,897,332        $ 16,304,123        $ 14,897,332
                                                           ============        ============        ============        ============

Net Asset Value per Unit
  (4,089 and 4,322
  Units outstanding at
  September 30, 1996 and 1995,                             $   3,987.31        $   3,446.86        $   3,987.31        $   3,446.86
                                                           ============        ============        ============        ============
  respectively)

Net income per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                              $      38.50        $    (102.06)       $     314.47        $     856.26
                                                           ============        ============        ============        ============


See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                  THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                    -------------             -------------
                                  1996         1995          1996        1995
                                  ----         ----          ----        ----

Net realized and unrealized
 gains (losses)                $    7.94    $ (139.04)   $  256.76    $  865.20
Interest income                    37.00        39.35       107.66       108.76
Expenses                           (6.44)       (2.37)      (49.95)     (117.70)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            38.50      (102.06)      314.47       856.26

Net Asset Value per Unit,
  beginning of period           3,948.81     3,548.92     3,672.84     2,590.60
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $3,987.31    $3,446.86    $3,987.31    $3,446.86
                               =========    =========    =========    =========


3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $1,759,064 and the average fair value during the nine months then ended, based on monthly calculation, was $1,127,301.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $164,494,429 and $61,295,743, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996 the Partnership had net unrealized trading gains of $1,759,064, as detailed below.

                                      NOTIONAL OR CONTRACTUAL           NET
                                       AMOUNT OF COMMITMENTS         UNREALIZED
                                    TO PURCHASE      TO SELL         GAIN/(LOSS)
                                    -----------      -----------     -----------

Currencies
- Exchange Traded Contracts          $  2,665,043   $  3,591,900   $     80,785
- OTC Contracts                        25,875,981     36,421,167        242,204
Energy                                  1,495,240         66,450        181,375
Grains                                    176,220      1,192,188         68,722
Interest Rates-US                       7,719,063      5,971,969       (129,288)
Interest Rates-Non US                 121,959,116              0      1,100,490
Livestock                                  68,460              0            300
Metals                                    461,563     11,887,465        212,069
Softs                                   1,113,200      1,640,204            954
Indices                                 2,960,543        524,400          1,453
                                     ------------   ------------   ------------

Totals                               $164,494,429   $ 61,295,743   $  1,759,064
                                     ============   ============   ============

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 75% of the Partnership's assets at September 30, 1996) and net unrealized appreciation (depreciation) on open futures and forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital increased 4.4% from $15,624,256 to $16,304,123. This increase was attributable to net income from operations of $1,323,061 which was partially offset by the redemption of 165 Units resulting in an outflow of $643,194 for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased 1.0% from $3,948.81 to $3,987.31, as compared to the third quarter of 1995 in which the net asset value per Unit decreased 2.9%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $233,965. Gains were recognized in the trading of commodity futures in interest rates and energy products and were partially offset by losses recognized in currencies, indices, agricultural products and metals. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $467,756. Losses were recognized in the trading of interest rates, indices, agricultural and energy products and metals and were partially offset by a gain in currencies.

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

     Interest income earned on U.S. Treasury Bills decreased by $18,356 and $29,845 for the three and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's assets as well as a decrease in interest rates in 1996 as compared to 1995.

     Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and nine months ended September 30, 1996 increased by $61,151 and $123,089, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended September 30, 1996 resulted in an incentive fee of $12,480. Trading performance for the nine months ended September 30, 1996 resulted in a decrease in incentive fees of $323,360, as compared to the corresponding period in 1995.

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


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96



By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and Director


Date:    11/11/96