Form 10-K
period 1996-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1997-03-27
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act: 30,000 Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

                  (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 1996, 1995 and 1994 are reported in the Statements of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
      The Partnership trades futures contracts on commodities on United States and foreign commodity exchanges through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney  Futures  Management  Inc.  acts as the general  partner (the
"General  Partner")  of the  Partnership.  SB is an  affiliate  of  the  General
Partner.
       Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.

        As of December 31, 1996, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
      The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
      Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's Trading Profits.
      Under the terms of a customer agreement between the Partnership and SB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. In addition, the General Partner (through SB) invests approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills).
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 1996 was $19,153,165.
      (c)    Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not applicable.
      (xi) through (xii) - Not applicable.
      (xiii) - The Partnership has no employees.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1996.
Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the year ended December 31, 1996.
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
            (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
            (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1996 was 424.
            (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data.
           Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and total assets as of December 31, 1996, 1995, 1994, 1993 and 1992 were as follows:

                                          1996              1995              1994              1993            1992
                                      ------------     -------------     --------------    ------------    --------------

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees of
 $609,752, $473,316, $472,333,
 $505,394, and $524,371,
 respectively                         $ 4,725,245       $ 4,798,547       $  (653,598)     $ 3,828,147      $  (374,971)


Interest income                           625,578           640,056           416,641          326,985          359,066
                                      ------------      ------------      ------------     ------------     -----------


                                      $ 5,350,823       $ 5,438,603       $  (236,957)     $ 4,155,132      $   (15,905)
                                      ------------      ============      ============     ============     ============


Net Income (loss)                     $ 4,409,205       $ 4,824,554       $  (578,344)     $ 3,386,679      $  (134,888)
                                      ============      ============      ============     ============     ============

Increase (decrease)
 in net asset value
 per Unit                             $  1,069.22       $  1,082.24       $   (126.76)     $    617.34      $     26.31
                                      ============      ============      ============     ============     ===========


Total assets                          $20,205,672       $16,025,794       $12,055,108      $14,156,185      $12,545,574
                                      ============      ============      ============     ============     ===========


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

           (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
           (e) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           (h) The Partnership does not trade on a regular basis in forward contracts on foreign currencies. Such transactions may be effected only in an attempt to hedge currency risks resulting from trading on foreign exchanges or to limit or protect profits on existing positions in futures contracts on foreign currencies in situations in which such positions cannot be closed out due to market conditions. Such transactions will only be effected with banks having a minimum combined capital and surplus of $100,000,000.
     The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
      Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the

Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or December 31, 2007.
           (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.
           (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1996, 215 Units were redeemed for a total of $880,296. For the year ended December 31, 1995, 235 Units were redeemed for a total of $829,493 which includes the General Partner redemption representing 31 Unit equivalents totaling $113,858. For the year ended December 1994, 589 Units were redeemed for a total of $1,591,200 which includes the General Partner redemption representing 229 Unit equivalents totaling $615,586.
           (c) Results of Operations. For the year ended December 31, 1996, the net asset value per Unit increased 29.1% from $3,672.84 to $4,742.06. For the year ended December 31, 1995, the net asset value per Unit increased 41.8% from $2,590.60 to $3,672.84. For the year ended December 31, 1994, the net asset value per Unit decreased 4.7% from $2,717.36 to $2,590.60.
      The Partnership experienced net trading gains of $5,334,997 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of commodity futures in interest rates, metals, currencies and energy and were partially offset by losses in the trading of agricultural products and indices.
      The Partnership experienced net trading gains of $5,271,863 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $5,587,098 were primarily attributable to the trading of commodity futures in currencies, interest rates and agricultural products. These realized gains were partially offset by realized trading losses incurred in the trading of precious metals and energy commodity futures.
      The Partnership experienced net trading losses of $181,265 before commissions and expenses for the year ended December 31, 1994. Realized trading losses of $83,821 were primarily attributable to net losses incurred in the trading of precious metals, and stock index commodity  futures.  These  realized  trading  losses were  partially  offset by realized trading gains incurred in the trading of financial, energy, agricultural and industrial commodity futures.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.           Financial Statements and Supplementary Data.




                      HUTTON INVESTORS FUTURES FUND L.P. II
                           INDEX TO FINANCIAL STATEMENTS



                              Page
                              Number


                  Report of Independent Accountants.                  F-2

                  Financial Statements:
                  Statement of Financial Condition at
                  December 31, 1996 and 1995.                         F-3

                  Statement of Income and Expenses for
                  the years ended December 31, 1996,
                  1995 and 1994.                                      F-4

                  Statement of Partners' Capital for the
                  years ended December 31, 1996, 1995
                  and 1994.                                           F-5

                  Notes to Financial Statements.                      F-6 - F-11

                                     Continued

                        Report of Independent Accountants

To the Partners of
  Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of HUTTON INVESTORS FUTURES FUND L.P. II (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                      Hutton Investors Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1996 and 1995


Assets:                                                 1996           1995
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3b)                $19,731,337     $15,190,088
  Net unrealized appreciation
   on open futures contracts                             474,335         835,706
                                                     -----------     -----------
                                                     $20,205,672     $16,025,794
                                                     ===========     ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions on open futures contracts              $    62,937     $    54,276
  Incentive fees                                         717,446          72,172
  Other                                                   35,022          25,337
 Redemptions payable (Note 5)                            237,102         249,753
                                                     -----------     -----------
                                                       1,052,507         401,538
                                                     -----------     -----------
Partners' capital (Notes 1, 5, and 6):
 General Partner, 44 Unit equivalents
  outstanding in 1996 and 1995                           208,650         161,605
 Limited Partners, 3,995 and 4,210 Units
  of Limited Partnership Interest
  outstanding in 1996 and 1995,respectively           18,944,515      15,462,651
                                                     -----------     -----------

                                                      19,153,165      15,624,256
                                                     -----------     -----------
                                                     $20,205,672     $16,025,794
                                                     ===========     ===========


See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1996, 1995, and 1994


                                          1996           1995           1994
Income:
 Net gains (losses) on trading of
  commodity interests:
  Realized gains (losses) on
   closed positions                   $ 5,696,368    $ 5,587,098    $   (83,821)
  Change in unrealized gains/
   losses on open positions              (361,371)      (315,235)       (97,444)
                                      -----------    -----------    -----------
                                        5,334,997      5,271,863       (181,265)
 Less, Brokerage commissions and
  clearing fees ($17,066, $16,583,
  and $16,203, respectively)
  (Note 3b)                              (609,752)      (473,316)      (472,333)
                                      -----------    -----------    -----------
 Net realized and unrealized gains
  (losses)                              4,725,245      4,798,547       (653,598)
 Interest income (Note 3b)                625,578        640,056        416,641
                                      -----------    -----------    -----------
                                        5,350,823      5,438,603       (236,957)
                                      -----------    -----------    -----------
Expenses:
 Incentive fees (Note 3a)                 887,679        565,765        293,036
 Other expenses                            53,939         48,284         48,351
                                      -----------    -----------    -----------
                                          941,618        614,049        341,387
                                      -----------    -----------    -----------
Net income (loss)                     $ 4,409,205    $ 4,824,554    $  (578,344)
                                      ===========    ===========    ===========
Net income (loss) per Unit of
 Limited Partnership Interest
 and General Partner Unit
 equivalent (Notes 1 and 6)           $  1,069.22    $  1,082.24    $   (126.76)
                                      ===========    ===========    ===========



See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1996, 1995, and 1994


                                        Limited        General
                                        Partners       Partner        Total
Partners' capital at
 December 31, 1993                 $ 12,972,662    $    826,077    $ 13,798,739
Net loss                               (562,148)        (16,196)       (578,344)
Redemption of 360 Units of
 Limited Partnership Interest and
 General Partner redemption
 representing 229 Unit equivalents     (975,614)       (615,586)     (1,591,200)
                                   ------------    ------------    ------------
Partners' capital at
 December 31, 1994                   11,434,900         194,295      11,629,195
Net income                            4,743,386          81,168       4,824,554
Redemption of 204 Units of
 Limited Partnership Interest and
 General Partner redemption
 representing 31 Unit equivalents      (715,635)       (113,858)       (829,493)
                                   ------------    ------------    ------------
Partners' capital at
 December 31, 1995                   15,462,651         161,605      15,624,256
Net income                            4,362,160          47,045       4,409,205
Redemption of 215 Units of
 Limited Partnership Interest          (880,296)             --        (880,296)
                                   ------------    ------------    ------------
Partners' capital at
 December 31, 1996                 $ 18,944,515    $    208,650    $ 19,153,165
                                   ============    ============    ============


See notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements

1. Partnership Organization:

   Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of Delaware on March 31, 1987 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The
   Partnership was authorized to sell 30,000 Units of Limited Partnership Interest ("Units") during the public offering period.

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

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements

   b.Commission charges to open and close futures contracts are expensed at the time the positions are opened.

   c.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   d.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Management Agreements:

     The General Partner has Management Agreements with Trendlogic Associates and John W. Henry & Company, Inc., (individually an "Advisor" or collectively, the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Agreements provide that the Advisors have sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to each Management Agreement, each Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the Trading Profits on the assets under such Advisor's management.

   b.Customer Agreement:

     The Partnership has entered into a Customer Agreement, which has been assigned to SB, whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SB at $50 per roundturn futures transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $1,888,350 and $2,387,095, respectively. The Customer Agreement provides that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements


4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1996 and 1995 was $474,335 and $835,706, respectively and the average fair value during the years then ended, based on monthly calculation, was $1,599,270 and $1,178,835, respectively.

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

6. Net Asset Value Per Unit:

   Changes in the net asset value per Unit during the years ended December 31, 1996, 1995 and 1994 were as follows:


                             1996         1995         1994
Net realized and
unrealized gains/losses   $1,148.02    $1,074.84    $ (144.19)
Interest income              150.06       145.31        85.44
Expenses                    (228.86)     (137.91)      (68.01)
                          ---------    ---------    ---------
Increase(decrease)
for year                   1,069.22     1,082.24      (126.76)
Net asset value per
Unit, beginning of year    3,672.84     2,590.60     2,717.36
                          ---------    ---------    ---------
Net asset value per
Unit, end of year         $4,742.06    $3,672.84    $2,590.60
                          =========    =========    =========

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements


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

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements


   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $88,598,223 and $50,468,155, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $474,335, as detailed below.



                                   Notional or Contractual
                                    Amount of Commitments
                                   To Purchase       To Sell        Fair Value
Currencies
 -Exchange Traded
   Contracts                      $   907,075      $ 3,003,125      $    56,960
 -OTC Contracts                    26,711,692       25,708,186          170,160
Energy                                948,928               --          103,184
Interest Rates U.S.                 8,859,369          133,435          (36,697)
Interest Rates
 Non-U.S.                          48,744,204       12,587,281          (88,616)
Grains                                141,000          571,875           31,118
Softs                                 742,029        1,109,004           12,359
Metals                                731,025        5,795,990          155,049
Indices                               812,901        1,559,259           70,818
                                  -----------      -----------      -----------
Total                             $88,598,223      $50,468,155      $   474,335
                                  ===========      ===========      ===========

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
           During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.
           The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item
1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 1996, SB earned $609,752 in brokerage commissions and clearing fees.
      The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 1996, the Advisors earned $887,679 in incentive fees.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b).  Security  ownership  of  management.  Under  the  terms of the
Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units of Limited Partnership Interest (1.1%) as of December 31, 1996.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
           Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial
Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."
                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
            (a) (1) Financial Statements:
            Statement of Financial Condition at December
            31, 1996, and 1995.

            Statement of Income and Expenses for the years ended
            December 31, 1996, 1995 and 1994.
            Statement of Partner's Capital for the years ended
            December 31, 1996, 1995 and 1994.
            (2) Financial Statement Schedules: None
            (3)   Exhibits:
                       a.  Agreement of Limited Partnership of Hutton
                           Investors Futures Fund L.P. II (the
                           "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).
                       b. Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5,
                           1987).
                       c. Form of Request for Redemption (incorporated by reference form Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File
                           No. 33-13485) filed by the Partnership on June 5, 1987).
                       d. Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management
                           Inc., E.F. Hutton & Company Inc. and
                           Chemical Bank (previously filed).

                       e. Brokerage Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc. (previously filed).
                       f. Advisory Agreement dated as of March 31, 1987, among the Partnership, Hutton Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. the Partnership, Hutton Commodity Management Inc., (previously filed).
                       g.  Representation Agreement concerning the
                           Registration Statement and the Prospectus dated as of June 9, 1987, among the Partnership, Hutton & Company Inc., Cresta Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. (previously filed).
                       h.  Net Worth Agreement dated as of June 3,
                           1987, between Hutton Commodity Management
                           Inc. and the E.F. Hutton Group Inc.
                           (previously filed).
                       i. Copy of executed Promissory Note dated June 3, 1987, from The E.F. Hutton Group Inc. to Hutton Commodity Management Inc. (previously filed).

                       j.  Letter amending and extending Management
                           Agreement dated March 31, 1987 among the
                           Partnership, Hutton Commodity Management,
                           Inc., John W. Henry & Company, Inc. and
                           Desai & Company as of September 26, 1989 (previously filed).
                       k.  Letter dated August 28, 1990 from
                           Partnership to John W. Henry & Company, Inc.
                           extending Management Agreement
                           (filed as Exhibit k to Form 10-K for the
                           fiscal year ended December 31, 1990 and
                           incorporated herein by reference).
                       l. Letter dated August 28, 1990 from Partnership to Desai & Company extending Management Agreement (filed as Exhibit 1 to Form 10-K for the fiscal year ended
                           December   31,  1990  and   incorporated   herein  by
                           reference).
                       m. Letter dated January 17, 1991 from Partnership to Desai & Company terminating Management Agreement (filed as Exhibit m to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                       n.  Advisory Agreement dated January 30, 1991
                           among the Partnership, the General Partner
                           and TrendLogic Associates, Inc. (filed as
                           Exhibit n to Form 10-K for the
                           fiscal year ended December 31, 1990 and
                           incorporated herein by reference).
                       o.  Letter dated August 30, 1991 from General
                           Partner to John W. Henry & Company, Inc.
                           extending Advisory Agreement
                           (filed as Exhibit o to Form 10-K for the
                           fiscal year ended December 31, 1991 and
                           incorporated herein by reference).
                       p.  Letter dated August 30, 1991 from General  Partner to
                           TrendLogic   Associates,   Inc.   extending  Advisory
                           Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).
                       q.  Letter dated August 31, 1992 from General
                           Partner to John W. Henry & Company, Inc.
                           (filed  as Exhibit q to Form 10-K for the
                           fiscal year ended December 31, 1991).
                       r.  Letter dated August 31, 1992 from General  Partner to
                           TrendLogic   Associates,   Inc.   extending  Advisory
                           Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                       s.  Letter dated August 31, 1993 from General
                           Partner to John W. Henry & Company, Inc.
                           extending Advisory Agreements (filed as
                           Exhibit s to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                       t.  Letter dated August 31, 1993 from General
                           Partner to TrendLogic Associates, Inc.
                           (filed as Exhibit t to Form 10-K for the fiscal year ended December 31, 1993).
                       u. Letter dated February 16, 1995 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit u to Form 10-K for the fiscal year ended December 31, 1994).
                       v.  Letter dated February 16, 1995 from General
                           Partner to John W. Henry & Company, Inc.
                           extending Advisory Agreement (filed as
                           Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).
                  (b)  Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

HUTTON INVESTORS FUTURES FUND L.P.II


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director