Form 10-Q
period 1997-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1997-05-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997

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

                                                                       Page
                                                                      Number



PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition at
                  March 31, 1997 and December 31, 1996.                   3

                  Statement of Income and Expenses and
                  Partners' Capital for the three months
                  ended March 31, 1997 and 1996.                          4

                  Notes to Financial Statements                         5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9 - 10

PART II - Other Information                                              11

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
ASSETS:
                                                       -----------   -----------

Equity in commodity futures trading account:
  Cash and cash equivalents                            $19,877,926   $19,731,337

  Net unrealized appreciation on open
   futures contracts                                       533,711       474,335

                                                       -----------   -----------

                                                       $20,411,637   $20,205,672
                                                       ===========   ===========




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                $    55,884   $    62,937
  Incentive fees                                           198,127       717,446
  Other                                                     21,961        35,022
 Redemptions payable                                       224,339       237,102

                                                       -----------   -----------

                                                           500,311     1,052,507

                                                       -----------   -----------
Partners' capital:

  General Partner, 44 Unit
      equivalents outstanding in 1997 and 1996             219,354       208,650

  Limited Partners, 3,950 and 3,995 Units
      of Limited Partnership Interest
      outstanding in 1997 and 1996, respectively        19,691,972    18,944,515

                                                       -----------   -----------
                                                        19,911,326    19,153,165

                                                       -----------   -----------

                                                       $20,411,637   $20,205,672
                                                       ===========   ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                     MARCH 31,       MARCH 31,
                                                       1997            1996
                                                   ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions               $  1,067,869    $    406,056
  Change in unrealized gains / losses on open
   positions                                             59,376          (4,715)
                                                   ____________    ____________

                                                      1,127,245         401,341
Less, brokerage commissions and clearing fees
  ($3,617 and $4,326, respectively)                    (124,280)       (145,194)
                                                   ____________    ____________

  Net realized and unrealized gains                   1,002,965         256,147
  Interest income                                       189,991         151,707
                                                   ____________    ____________

                                                      1,192,956         407,854
                                                   ____________    ____________


Expenses:
  Incentive fees                                        198,127           37766
  Other                                                  12,329          12,512
                                                   ____________    ____________

                                                        210,456          50,278
                                                   ____________    ____________

  Net income                                            982,500         357,576
  Redemptions                                          (224,339)       (210,387)
                                                   ____________    ____________

  Net increase in Partners' capital                     758,161         147,189

Partners' capital, beginning of period               19,153,165      15,624,256
                                                   ____________    ____________

Partners' capital, end of period                   $ 19,911,326    $ 15,771,445

                                                   ============    ============
Net asset value per Unit
  (3,994 and 4,198 Units outstanding at
  March 31, 1997 and 1996, respectively)           $   4,985.31    $   3,756.90

                                                   ============    ============

Net income per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                          $     243.25    $      84.06
                                                   ============    ============

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.   General

      Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership, organized on March 31, 1987 under the partnership laws of the State of Delaware, to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the partnership are volatile and involve a high degree of market risk. The Partnership commenced operations on July 24, 1987.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. and TrendLogic Associates. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.  Net Asset Value Per Unit

      Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1997            1996


Net realized and unrealized gains              $  248.32      $   60.22
Interest income                                    47.04          35.66
Expenses                                          (52.11)        (11.82)
                                               ----------     ----------

Increase for period                               243.25          84.06

Net Asset Value per Unit,
beginning of period                             4,742.06       3,672.84
                                               ----------     ---------

Net Asset Value per Unit,
end of period                                  $4,985.31      $3,756.90
                                               ==========     =========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $533,711 and the average fair value during the three months then ended, based on monthly calculation, was $1,073,927.

4.  Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $29,547,656 and $98,088,275, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $533,711, as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                TO PURCHASE        TO SELL          FAIR VALUE

Currencies:
- Exchange Traded contracts    $    685,700       $ 1,635,625        $ 10,135
- OTC Contracts                  13,717,252        25,892,738         (93,130)
Energy                              130,020         1,068,502          11,664
Grains                              928,014                 0          58,579
Interest Rates US                 1,415,550        19,761,919         240,450
Interest Rates Non-US             9,212,289        46,586,062          91,963
Metals                            2,265,508           789,568         (15,325)
Softs                               651,855         1,134,218         234,714
Indices                             541,468         1,219,643          (5,339)
                               -------------      ------------       --------

Totals                         $ 29,547,656       $98,088,275        $533,711
                               =============      ============       ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 82% of the Partnership's assets at March 31, 1997) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital increased 4.0% from $19,153,165 to $19,911,326. This increase was attributable to net income from operations of $982,500 which was partially offset by the redemption of 45 Units resulting in an outflow of $224,339 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 5.1% from $4,742.06 to $4,985.31, as compared to the first quarter of 1996 in which the net asset value per Unit increased 2.3%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,127,245. Gains were recognized in the trading of commodity futures in currencies, foreign interest rates, indices, softs, grains and metals and were partially offset by losses recognized in energy products, U.S. interest rates and livestock. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $401,341. Gains were recognized in the trading of interest rates and currencies and were partially offset by losses in indices, agricultural products, energy products and metals.

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

      Interest income earned on U.S. Treasury Bills increased by $38,284 for the three months ended March 31, 1997, as compared to the corresponding period in 1996. This increase in interest income was attributable to an increase in Partnership capital as a result of positive trading performance which was partially offset by redemptions during 1996 and through the first quarter of 1997. In addition, interest rates in the first quarter of 1997 were higher compared to the corresponding period in 1996.

      Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three months ended March 31, 1997 decreased by $20,914, as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1997 and 1996 resulted in incentive fees of $198,127 and $37,766, respectively.

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

Date:      5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:      5/12/97



By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and Director


Date:      5/12/97