Form 10-Q
period 1997-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1997-08-14
CIK 812818

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997

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

                                                                        Page
                                                                       Number



PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition at
                  June 30, 1997 and December 31, 1996.                    3

                  Statement of Income and Expenses and
                  Partners' Capital for the three and six
                  months ended June 30, 1997 and 1996.                    4

                  Notes to Financial Statements                         5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9 - 10

PART II - Other Information                                              11

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                       JUNE 30,     DECEMBER 31,
                                                        1997            1996
ASSETS:
                                                     -----------     -----------

Equity in commodity futures
 trading account:
  Cash and cash equivalents                          $18,484,168     $19,731,337

  Net unrealized appreciation
   on open futures contracts                             691,215         474,335

                                                     -----------     -----------

                                                     $19,175,383     $20,205,672
                                                     ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open
   futures contracts                                 $   107,047     $    62,937
  Incentive fees                                               0         717,446
  Other                                                   22,378          35,022
 Redemptions payable                                     143,059         237,102

                                                     -----------     -----------

                                                         272,484       1,052,507

                                                     -----------     -----------
Partners' capital :

  General Partner, 44 Unit equivalents
      outstanding in 1997 and 1996                       209,820         208,650

  Limited Partners, 3,920 and
      3,995 Units of Limited
      Partnership Interest outstanding
      in 1997 and 1996, respectively                  18,693,079      18,944,515

                                                     -----------     -----------
                                                      18,902,899      19,153,165

                                                     -----------     -----------

                                                     $19,175,383     $20,205,672
                                                     ===========     ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                   THREE  MONTHS  ENDED                 SIX  MONTHS  ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                                  1997              1996               1997                1996
                                                              ------------       -----------        ------------       -------------

Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on closed positions                 $ (1,009,025)      $    892,641       $     58,844       $  1,298,697
  Change in unrealized gains / losses
    on open positions                                              157,504             42,906            216,880             38,191
                                                              ____________       ____________       ____________       ____________
                                                                  (851,521)           935,547            275,724          1,336,888
Less, brokerage commissions and
  clearing fees ($2,500, $3,600, $6,117
  and $7,926, respectively)                                       (193,756)          (143,788)          (318,036)          (288,982)
                                                              ____________       ____________       ____________       ____________

  Net realized and unrealized gains (losses)                    (1,045,277)           791,759            (42,312)         1,047,906
  Interest income                                                  192,374            146,923            382,365            298,630
                                                              ____________       ____________       ____________       ____________
                                                                  (852,903)           938,682            340,053          1,346,536
                                                              ____________       ____________       ____________       ____________


Expenses:
  Incentive fees                                                     4,111            119,987            202,238            157,753
  Other                                                              8,354             13,036             20,683             25,548
                                                              ____________       ____________       ____________       ____________
                                                                    12,465            133,023            222,921            183,301
                                                              ____________       ____________       ____________       ____________

  Net income (loss)                                               (865,368)           805,659            117,132          1,163,235
  Redemptions                                                     (143,059)          (185,594)          (367,398)          (395,981)
                                                              ____________       ____________       ____________       ____________

  Net increase (decrease) in Partner's capital                  (1,008,427)           620,065           (250,266)           767,254

Partners' capital, beginning of period                          19,911,326         15,771,445         19,153,165         15,624,256
                                                              ____________       ____________       ____________       ____________

Partners' capital, end of period                              $ 18,902,899       $ 16,391,510       $ 18,902,899       $ 16,391,510

                                                              ============       ============       ============       ============

Net asset value per Unit
  (3,964 and 4,151 Units outstanding at
  June 30, 1997 and 1996, respectively)                       $   4,768.64       $   3,948.81       $   4,768.64       $   3,948.81

                                                              ============       ============       ============       ============

Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                                 $    (216.67)      $     191.91       $      26.58       $     275.97
                                                              ============       ============       ============       ============

See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. and TrendLogic Associates (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.  Net Asset Value Per Unit

      Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                      JUNE  30,                JUNE 30,
                                  1997        1996         1997        1996

Net realized and unrealized
 gains (losses)                $ (261.71)   $  188.60    $  (13.39)   $  248.82
Interest income                    48.16        35.00        95.20        70.66
Expenses                           (3.12)      (31.69)      (55.23)      (43.51)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (216.67)      191.91        26.58       275.97

Net Asset Value per Unit,
  beginning of period           4,985.31     3,756.90     4,742.06     3,672.84
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $4,768.64    $3,948.81    $4,768.64    $3,948.81
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $691,215 and the average fair value during the six months then ended, based on monthly calculation, was $685,366.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $175,830,297 and $75,341,734, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $691,215, as detailed below.

                                  NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                  TO PURCHASE     TO SELL            FAIR VALUE

Currencies:
- Exchange Traded Contracts      $  2,954,818       $ 2,061,185        $ 54,866
- OTC Contracts                    45,810,778        33,803,894        (132,017)
Energy                                131,400         1,892,798         (44,940)
Grains                                      0           937,615          65,502
Interest Rates US                  51,851,062                 0         248,994
Interest Rates Non-US              67,571,482        27,443,456         181,056
Livestock                                   0           125,760          (5,360)
Metals                                802,819         8,608,838         240,700
Softs                               2,061,426           468,188          45,928
Indices                             4,646,512                 0          36,486
                                 -------------      ------------       --------

Totals                           $175,830,297       $75,341,734        $691,215
                                 =============      ============       ========

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 76% of the Partnership's assets at June 30, 1997) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 1.3% from $19,153,165 to $18,902,899. This decrease was attributable to the redemption of 75 Units resulting in an outflow of $367,398 which was partially offset by net income from operations of $117,132 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 4.3% from $4,985.31 to $4,768.64, as compared to the second quarter of 1996 in which the net asset value per Unit increased 5.1%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $851,521. Losses were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates and energy products and were partially offset by gains recognized in metals, softs, indices, grains and livestock. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $935,547. Gains were recognized in the trading of currencies, agricultural products, energy products and metals and were partially offset by losses in indices and interest rates.


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

      Interest income earned on U.S. Treasury Bills for the three and six months ended June 30, 1997 increased by $45,451 and $83,735, respectively, as compared to the corresponding periods in 1996. This increase in interest income was attributable to an increase in Partnership capital as a result of positive trading performance which was partially offset by redemptions during 1996 and through the second quarter of 1997.

      Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and six months ended June 30, 1997 increased by $49,968 and $29,054, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $4,111 and $202,238, respectively. Trading performance for the three and six months ended June 30, 1996 resulted in incentive fees of $119,987 and $157,753, respectively.

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

Date:      8/13/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:      8/13/97



By    /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:      8/13/97