Form 10-Q
period 1997-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1997-11-13
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

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

                                                                      Page
                                                                     Number



PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition at
                  September 30, 1997 and December 31, 1996.            3

                  Statement of Income and Expenses and
                  Partners' Capital for the three and nine
                  months ended September 30, 1997 and 1996.            4

                  Notes to Financial Statements                      5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                         9 - 10

PART II - Other Information                                            11

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1997           1996
ASSETS:
                                                     -------------  ------------
                                                      (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                            $19,738,120   $19,731,337

  Net unrealized appreciation on open
   futures contracts                                     1,011,857       474,335

                                                       -----------   -----------

                                                       $20,749,977   $20,205,672
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                $    91,418   $    62,937
  Incentive fees                                            96,503       717,446
  Other                                                     30,100        35,022
 Redemptions payable                                       212,364       237,102

                                                       -----------   -----------

                                                           430,385     1,052,507

                                                       -----------   -----------
Partners' capital

  General Partner, 44 Unit
      equivalents outstanding in 1997 and 1996             227,903       208,650

  Limited Partners, 3,879 and 3,995 Units
      of Limited Partnership Interest
      outstanding in 1997 and 1996, respectively        20,091,689    18,944,515

                                                       -----------   -----------
                                                        20,319,592    19,153,165

                                                       -----------   -----------

                                                       $20,749,977   $20,205,672
                                                       ===========   ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                        THREE-MONTHS ENDED                NINE-MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -----------------------------     -------------------------------
                                                                        1997            1996             1997              1996
                                                                   -------------    ------------     ------------     --------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                                                 $  1,404,647     $   (651,202)    $  1,463,491     $    647,495
  Change in unrealized gains /
   losses on open positions                                              320,642          885,167          537,522          923,358
                                                                    ____________     ____________     ____________     ____________
                                                                       1,725,289          233,965        2,001,013        1,570,853

Less, brokerage commissions and
  clearing fees ($5,562, $4,722, $11,679
  and $12,648, respectively)                                            (181,507)        (200,994)        (499,543)        (489,976)
                                                                    ____________     ____________     ____________     ____________

  Net realized and unrealized gains (losses)                           1,543,782           32,971        1,501,470        1,080,877
  Interest income                                                        194,924          153,596          577,289          452,226
                                                                    ____________     ____________     ____________     ____________
                                                                       1,738,706          186,567        2,078,759        1,533,103
                                                                    ____________     ____________     ____________     ____________


Expenses:
  Incentive fees                                                          96,503           12,480          298,741          170,233
  Other                                                                   13,146           14,261           33,829           39,809
                                                                    ____________     ____________     ____________     ____________
                                                                         109,649           26,741          332,570          210,042
                                                                    ____________     ____________     ____________     ____________

  Net income                                                           1,629,057          159,826        1,746,189        1,323,061
  Redemptions                                                           (212,364)        (247,213)        (579,762)        (643,194)

                                                                    ------------     ------------     ------------     ------------

  Net increase (decrease) in Partners' capital                         1,416,693          (87,387)       1,166,427          679,867

Partners' capital, beginning of period                                18,902,899       16,391,510       19,153,165       15,624,256
                                                                    ____________     ____________     ____________     ____________

Partners' capital, end of period                                    $ 20,319,592     $ 16,304,123     $ 20,319,592     $ 16,304,123
                                                                    ============     ============     ============     ============


Net Asset Value per Unit
  (3,923 and 4,089 Units outstanding at
  September 30, 1997 and 1996, respectively)                        $   5,179.61     $   3,987.31     $   5,179.61     $   3,987.31
                                                                    ============     ============     ============     ============


Net income per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                                           $     410.97     $      38.50     $     437.55     $     314.47
                                                                    ============     ============     ============     ============


See Notes to Financial Statements.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.  Net Asset Value Per Unit

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                                  1997        1996          1997        1996

Net realized and unrealized
 gains                         $  389.46    $    7.94    $  376.06    $  256.76
Interest income                    49.17        37.00       144.38       107.66
Expenses                          (27.66)       (6.44)      (82.89)      (49.95)
                               ---------    ---------    ---------    ---------

Increase for period               410.97        38.50       437.55       314.47

Net Asset Value per Unit,
  beginning of period           4,768.64     3,948.81     4,742.06     3,672.84
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $5,179.61    $3,987.31    $5,179.61    $3,987.31
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $1,011,857 and the average fair value during the nine months then ended, based on monthly calculation, was $1,030,965.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $170,510,373 and $53,842,887, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $1,011,857, as detailed below.

                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL            FAIR VALUE

Currencies:
- Exchange Traded Contracts      $  1,152,713       $    98,750      $   (1,687)
- OTC Contracts                    31,776,445        40,823,434          77,032
Energy                                507,236         1,781,210         (78,634)
Grains                              1,160,253           155,875         (24,335)
Interest Rates US                  24,820,040                 0          46,903
Interest Rates Non-US             105,297,899         3,713,952         791,177
Livestock                                   0           153,900           1,680
Metals                              2,632,788         1,920,358         117,867
Softs                               2,240,925         1,443,125         (41,254)
Indices                               922,074         3,752,283         123,108
                                 -------------      ------------     ----------

Totals                           $170,510,373       $53,842,887      $1,011,857
                                 =============      ============     ==========


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constitutes approximately 71% of the Partnership's assets at September 30, 1997) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital increased 6.1% from $19,153,165 to $20,319,592. This increase was attributable to net income from operations of $1,746,189 which was partially offset by the redemption of 116 units resulting in an outflow of $579,762 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 8.6% from $4,768.64 to $5,179.61, as compared to the third quarter of 1996 in which the net asset value per Unit increased 1.0%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $1,725,289. Gains were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates and indices and were partially offset by losses recognized in metals, softs, energy products, grains and livestock. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $233,965. Gains were recognized in the trading of U.S. and non U.S. interest rates and energy products and were partially offset by losses in currencies, agricultural products, indices and metals.

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

      Interest income earned on U.S. Treasury Bills for the three and nine months ended September 30, 1997 increased by $41,328 and $125,063, respectively, as compared to the corresponding periods in 1996. This increase in interest income was attributable to an increase in Partnership capital as a result of positive trading performance which was partially offset by redemptions during 1996 and through the third quarter of 1997.

      Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and nine months ended September 30, 1997 decreased by $19,487 and increased by $9,567, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $96,503 and $298,741, respectively. Trading performance for the three and nine months ended June 30, 1996 resulted in incentive fees of $12,480 and $170,233, respectively.

                           PART II OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

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

Date:      11/12/97

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:      11/12/97



By    /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:      11/12/97