Form 10-K
period 1997-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1998-03-27
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

Item 1. Business.

      (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
      Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
      The Partnership trades futures contracts on commodities on United States and foreign commodity exchanges through a commodity brokerage account maintained with SB.
      Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole
responsibility   for  the   management  of  the  business  and  affairs  of  the
Partnership, but may delegate trading discretion to one or more trading advisors.
        As of December 31, 1997, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
      The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
      Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's Trading Profits (as defined in the Management Agreements).
      Under the terms of a customer agreement between the Partnership and SB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. In addition, the General Partner (through
SB) invests approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills).
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are set forth under "Item 6. Select Financial Data." The Partnership's capital at December 31, 1997 was $21,541,490.
      (c) Narrative  description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not  applicable.
      (xi) through  (xii) - Not  applicable.
      (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2. Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year 1997. Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the year ended December 31, 1997.
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
            (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
            (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1997 was
                  408.
            (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data.
           Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and total assets as of December 31, 1997, 1996, 1995, 1994 and 1993 were as follows:

                                        1997               1996             1995              1994             1993
                                    ------------      -------------    --------------     -----------      ------------

Net realized and unrealized
 trading gains (losses) net
 of brokerage  commissions
 and clearing fees of $653,350,
 $609,752, $473,316,$472,333, and
 $505,394, respectively               $ 3,259,116       $ 4,725,245       $ 4,798,547      $  (653,598)     $ 3,828,147


Interest income                           777,388           625,578           640,056          416,641          326,985
                                      ------------      ------------      ------------     ------------     -----------


                                      $ 4,036,504       $ 5,350,823       $ 5,438,603      $  (236,957)     $ 4,155,132
                                      ============      ------------      ============     ============     ===========


Net Income (loss)                     $ 3,348,067       $ 4,409,205       $ 4,824,554      $  (578,344)     $ 3,386,679
                                      ============      ============      ============     ============     ===========

Increase (decrease)
 in net asset value
 per Unit                                $ 845.88        $ 1,069.22        $ 1,082.24        $ (126.76)        $ 617.34
                                         =========       ===========       ===========       ==========        ========


Total assets                          $22,381,511       $20,205,672       $16,025,794      $12,055,108      $14,156,185
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

           (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
           (e) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
     The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
      Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or December 31, 2007.
           (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.

           (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1997, 184 Units were redeemed for a total of $959,742. For the year ended December 31, 1996, 215 Units were redeemed for a total of $880,296. For the year ended December 31, 1995, 235 Units were redeemed for a total of $829,493 which includes the General Partner redemption representing 31 Unit equivalents totaling $113,858.
           (c) Results of Operations. For the year ended December 31, 1997, the net asset value per Unit increased 17.8% from $4,742.06 to $5,587.94. For the year ended December 31, 1996, the net asset value per Unit increased 29.1% from $3,672.84 to $4,742.06. For the year ended December 31, 1995, the net asset value per Unit increased 41.8% from $2,590.60 to $3,672.84.
      The Partnership experienced net trading gains of $3,912,466 before commissions and expenses for the year ended December 31, 1997. These gains were primarily attributable to the trading of commodity futures in currencies, interest rates, metals, and indices and were partially offset by losses realized in energy products, grains, livestock and softs.
      The Partnership experienced net trading gains of $5,334,997 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of commodity futures in interest rates, metals, currencies and energy and were partially offset by losses in the trading of agricultural products and indices.
      The Partnership experienced net trading gains of $5,271,863 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $5,587,098 were primarily attributable to the trading of commodity futures in currencies, interest rates and agricultural products. These realized gains were partially offset by realized trading losses incurred in the trading of metals and energy commodity futures.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.           Financial Statements and Supplementary Data.




                      HUTTON INVESTORS FUTURES FUND L.P. II
                           INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    Number


                  Report of Independent Accountants.                  F-2

                  Financial Statements:
                  Statement of Financial Condition at
                  December 31, 1997 and 1996.                         F-3

                  Statement of Income and Expenses for
                  the years ended December 31, 1997,
                  1996 and 1995.                                      F-4

                  Statement of Partners' Capital for the
                  years ended December 31, 1997, 1996
                  and 1995.                                           F-5

                  Notes to Financial Statements.                    F-6 - F-11







                                        F-1

                                     Continued

                         Report of Independent Accountants

To the Partners of
   Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of HUTTON INVESTORS FUTURES FUND L.P. II (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and partners' capital for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998
                                        F-2

                      Hutton Investors Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                                  1997           1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3b)                                         $21,096,196     $19,731,337
   Net unrealized appreciation
    on open futures contracts                          1,285,315         474,335
                                                     -----------     -----------
                                                     $22,381,511     $20,205,672
                                                     -----------     -----------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions on open futures
   contracts                                         $    88,012     $    62,937
   Incentive fees                                        347,297         717,446
   Other                                                  24,732          35,022
  Redemptions payable (Note 5)                           379,980         237,102
                                                     -----------     -----------
                                                         840,021       1,052,507
Partners' capital (Notes 1, 5, and 6):
  General Partner, 44 Unit
   equivalents outstanding in
   1997 and 1996                                         245,869         208,650
  Limited Partners, 3,811 and
   3,995 Units of Limited
   Partnership Interest
   outstanding in 1997 and
   1996, respectively                                 21,295,621      18,944,515
                                                     -----------     -----------
                                                      21,541,490      19,153,165
                                                     -----------     -----------
                                                     $22,381,511     $20,205,672
                                                     -----------     -----------




See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996, and 1995


                                     1997                1996          1995
Income:
  Net gains on trading
   of commodity
   interests:
   Realized gains on
    closed positions             $ 3,101,486         $ 5,696,368    $ 5,587,098
   Change in unrealized
    gains/losses on open
    positions                        810,980            (361,371)      (315,235)
                                 -----------         -----------    -----------
                                   3,912,466           5,334,997      5,271,863
  Less, Brokerage
   commissions and
   clearing fees
   ($17,953, $17,066,
   and $16,583, respectively)
   (Note 3b)                        (653,350)           (609,752)      (473,316)
                                 -----------         -----------    -----------
  Net realized and
   unrealized gains                3,259,116           4,725,245      4,798,547
  Interest income (Note 3b)          777,388             625,578        640,056
                                 -----------         -----------    -----------

                                   4,036,504           5,350,823      5,438,603
Expenses:
  Incentive fees  (Note 3a)          641,927             887,679        565,765
  Other expenses                      46,510              53,939         48,284
                                 -----------         -----------    -----------
                                     688,437             941,618        614,049
                                 -----------         -----------    -----------
Net income                       $ 3,348,067         $ 4,409,205    $ 4,824,554
                                 -----------         -----------    -----------
Net income per Unit of
  Limited Partnership
  Interest and General Partner
  Unit equivalent (Notes 1
  and 6)                         $    845.88         $  1,069.22    $  1,082.24
                                 -----------         -----------    -----------



See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996, and 1995


                                    Limited         General
                                   Partners         Partner           Total
Partners' capital at
  December 31, 1994              $ 11,434,900     $    194,295     $ 11,629,195
Net income                          4,743,386           81,168        4,824,554
Redemption of 204 Units of
  Limited Partnership Interest
  and General Partner's
  redemption representing
  31 Unit equivalents                (715,635)        (113,858)        (829,493)
                                 ------------     ------------     ------------
Partners' capital at
  December 31, 1995                15,462,651          161,605       15,624,256
Net income                          4,362,160           47,045        4,409,205
Redemption of 215 Units of
 Limited Partnership Interest        (880,296)              --         (880,296)
                                 ------------     ------------     ------------
Partners' capital at
  December 31, 1996                18,944,515          208,650       19,153,165
Net income                          3,310,848           37,219        3,348,067
Redemption of 184 Units of
  Limited Partnership Interest       (959,742)              --         (959,742)
                                 ------------     ------------     ------------

Partners' capital at
  December 31, 1997              $ 21,295,621     $    245,869     $ 21,541,490
                                 ------------     ------------     ------------


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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3b). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

       The Partnership has entered into a Customer Agreement, which has been assigned to SB, whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SB at $50 per roundturn futures transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $2,879,447 and $1,888,350, respectively. The Customer Agreement provides that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1997 and 1996 was $1,285,315 and $474,335, respectively, and the average fair value during the years then ended, based on monthly calculation, was $1,284,957 and $1,599,270, respectively.

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

6.  Net Asset Value Per Unit:
    Changes in the net asset value per Unit during the years ended December 31,1997, 1996 and 1995 were as follows:


                                          1997           1996            1995
Net realized and
 unrealized gains                     $  824.10       $1,148.02       $1,074.84
Interest income                          195.38          150.06          145.31
Expenses                                (173.60)        (228.86)        (137.91)
                                      ---------       ---------       ---------
Increase
 for year                                845.88        1,069.22        1,082.24
Net asset value per
 Unit, beginning of  year              4,742.06        3,672.84        2,590.60
                                      ---------       ---------       ---------
Net asset value per
 Unit, end of year                    $5,587.94       $4,742.06       $3,672.84
                                      ---------       ---------       ---------

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $93,971,478 and $106,119,565, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the

Partnership's  derivatives,   including  options  thereon,  was  $1,285,315,  as
detailed below.

                                                December 31, 1997
                                -----------------------------------------------
                                             Notional or Contractual
                                              Amount of Commitments
                                To Purchase         To Sell          Fair Value
Currencies
  -Exchange Traded
  Contracts                     $    202,585      $  1,130,915      $      6,183
  -OTC Contract                   20,110,834        40,229,303            90,831
  Energy                                  --         1,835,392           114,647
Interest Rates
 U.S                              26,445,738           471,375           122,125
Interest Rates
 Non-U.S                          42,438,955        50,816,858           134,897
Grains                               269,580           998,400            16,461
Livestock                                 --           120,150             4,750
Softs                              1,891,654         1,664,380            23,372
Metals                             2,269,614         6,174,125           661,030
Indices                              342,518         2,678,667           111,019
                                ------------      ------------      ------------
Total                           $ 93,971,478      $106,119,565      $  1,285,315
                                ------------      ------------      ------------


At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $88,598,223 and $50,468,155, respectively and the fair value of the Partnership's derivatives, including options thereon, was $474,335 as detailed below.

                                                December 31, 1996
                                  --------------------------------------------
                                            Notional or Contractual
                                             Amount of Commitments
                                  To Purchase       To Sell         Fair Value
Currencies
  -Exchange Traded
   Contracts                      $   907,075      $ 3,003,125      $    56,960
  -OTC Contracts                   26,711,692       25,708,186          170,160
Energy                                948,928               --          103,184
Interest Rates
  U.S                               8,859,369          133,435          (36,697)
Interest Rates
  Non-U.S                          48,744,204       12,587,281          (88,616)
Grains                                141,000          571,875           31,118
Softs                                 742,029        1,109,004           12,359
Metals                                731,025        5,795,990          155,049
Indices                               812,901        1,559,259           70,818
                                  -----------      -----------      -----------
Total                             $88,598,223      $50,468,155      $   474,335
                                  -----------      -----------      -----------

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item
1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 1997, SB earned $653,350 in brokerage commissions and clearing fees.
      The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 1997, the Advisors earned $641,927 in incentive fees.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b).  Security  ownership  of  management.  Under  the  terms of the
Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.1%) of Limited Partnership Interest as of December 31, 1997.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
            Smith Barney Inc. and Smith Barney Futures  Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial
Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1) Financial Statements:
                Statement of Financial Condition at December 31, 1997 and 1996.

                Statement of Income and Expenses for the years ended December 31, 1997, 1996 and 1995.
                Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.
           (2)  Financial Statement Schedules: Financial Data
                Schedule for the year ended December 31, 1997.
           (3) Exhibits:
                     a. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1,
                           1987).
                     b. Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on
                           June 5, 1987).
                     c. Form of Request for Redemption (incorporated by reference form Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on
                           June 5, 1987).
                     d. Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management
                           Inc., E.F. Hutton & Company Inc. and

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

                     s. Letter dated August 31, 1993 from General Partner to John W. Henry & Company, Inc. extending Advisory Agreements (filed as Exhibit s to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                     t. Letter dated August 31, 1993 from General Partner to TrendLogic Associates, Inc. (filed as Exhibit t to Form 10-K for the fiscal year ended December 31,
                           1993).
                     u. Letter dated February 16, 1995 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit u to Form 10-K for the fiscal year ended December 31, 1994).
                     v. Letter dated February 16, 1995 from General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).
                     w. Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. (filed herein).
      (b)   Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director