Form 10-Q
period 1998-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1998-05-15
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998

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

                                                                      Page
                                                                     Number



PART I - Financial Information:

  Item 1.        Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1998 and December 31, 1997.                  3

                 Statement of Income and Expenses and
                 Partners' Capital for the three months
                 ended March 31, 1998 and 1997.                         4

                 Notes to Financial Statements                        5 - 8

  Item 2.        Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 10

PART II - Other Information                                          11 - 12

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                    MARCH 31,     DECEMBER 31,
                                                       1998           1997
                                                   ----------------------------
                                                  (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                        $20,041,681   $21,096,196

  Net unrealized appreciation on open
   futures contracts                                   426,117     1,285,315

                                                   -----------   -----------

                                                   $20,467,798   $22,381,511
                                                   ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts            $    84,835   $    88,012
  Incentive fees                                         4,563       347,297
  Other                                                 19,609        24,732
 Redemptions payable                                   142,591       379,980

                                                   -----------   -----------

                                                       251,598       840,021

                                                   -----------   -----------
Partners' capital :

  General Partner, 44 Unit
      equivalents outstanding in 1998 and 1997         232,370       245,869

  Limited Partners, 3,784 and 3,811 Units
      of Limited Partnership Interest
      outstanding in 1998 and 1997, respectively    19,983,830    21,295,621

                                                   -----------   -----------
                                                    20,216,200    21,541,490

                                                   -----------   -----------

                                                   $20,467,798   $22,381,511
                                                   ===========   ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                        1998             1997

                                                     --------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions          (320,716)      1,067,869
  Change in unrealized gains/losses on open
   positions                                           (859,198)         59,376

                                                    ------------    ------------

                                                     (1,179,914)      1,127,245
Less, brokerage commissions and clearing fees
  ($5,680 and $3,617, respectively)                    (192,262)       (124,280)

                                                    ------------    ------------

  Net realized and unrealized gains (losses)         (1,372,176)      1,002,965
  Interest income                                       203,600         189,991

                                                    ------------    ------------

                                                     (1,168,576)      1,192,956

                                                    ------------    ------------


Expenses:
  Incentive fees                                          4,563         198,127
  Other                                                   9,560          12,329

                                                    ------------    ------------

                                                         14,123         210,456

                                                    ------------    ------------

  Net income (loss)                                  (1,182,699)        982,500
  Redemptions                                          (142,591)       (224,339)

                                                    ------------    ------------

  Net increase (decrease) in Partners' capital       (1,325,290)        758,161

Partners' capital, beginning of period               21,541,490      19,153,165

                                                    ------------    ------------

Partners' capital, end of period                    $20,216,200    $ 19,911,326
                                                    ============    ============

Net asset value per Unit
  (3,828 and 3,994 Units outstanding
  at March 31, 1998 and 1997, respectively)         $  5,281.14    $   4,985.31
                                                   ============    ============


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $   (306.80)   $     243.25
                                                   ============    ============


                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.  Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:


                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                              1998         1997

Net realized and unrealized gains
 (losses)                             $    (355.94)    $ 248.32
Interest income                              52.82        47.04
Expenses                                     (3.68)      (52.11)
                                          ---------    ---------

Increase(decrease) for period              (306.80)      243.25

Net Asset Value per Unit,
beginning of period                       5,587.94     4,742.06
                                         ---------    ---------

Net Asset Value per Unit,
end of period                         $   5,281.14   $ 4,985.31
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $426,117 and $533,711, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $567,988 and $1,073,927, respectively.

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


         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $118,737,660 and $125,717,120, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $426,117, as detailed below.

                                   MARCH 31, 1998
                              NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL         FAIR VALUE

Currencies:
- Exchange Traded contracts   $    514,690   $  3,696,243   $       (685)
- OTC Contracts                 13,997,178     30,470,258        513,326
Energy                             113,000      1,607,278         51,777
Grains                             391,749        895,238         13,805
Interest Rates U.S.                   --       48,805,964        (83,998)
Interest Rates Non-U.S          99,575,320     36,964,863         17,920
Metals                           1,196,928        971,810       (110,766)
Softs                              861,319      1,933,199         63,225
Indices                          2,087,476        372,267        (38,487)
                              ------------   ------------   ------------

Totals                        $118,737,660   $125,717,120   $    426,117
                              ============   ============   ============

         At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $29,547,656 and $98,088,275, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $533,711, as detailed below.

                                    MARCH 31, 1997
                               NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                              TO PURCHASE      TO SELL      FAIR VALUE

Currencies:
- Exchange Traded contracts   $   685,700   $ 1,635,625   $    10,135
- OTC Contracts                13,717,252    25,892,738       (93,130)
Energy                            130,020     1,068,502        11,664
Grains                            928,014          --          58,579
Interest Rates U.S.             1,415,550    19,761,919       240,450
Interest Rates Non-U.S          9,212,289    46,586,062        91,963
Metals                          2,265,508       789,568       (15,325)
Softs                             651,855     1,134,218       234,714
Indices                           541,468     1,219,643        (5,339)
                              -----------   -----------   -----------

Totals                        $29,547,656   $98,088,275   $   533,711
                              ===========   ===========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 82% of the Partnership's assets at March 31, 1998) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1998, Partnership capital decreased 6.2% from $21,541,490 to $20,216,200. This decrease was attributable to net loss from operations of $1,182,699 coupled with the redemption of 27 Units resulting in an outflow of $142,591 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

         During the Partnership's first quarter of 1998, the net asset value per Unit decreased 5.5% from $5,587.94 to $5,281.14, as compared to the first quarter of 1997 in which the net asset value per Unit increased 5.1%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $1,179,914. Losses were recognized in the trading of U.S. interest rates, currencies, grains, metals, softs and indices and were partially offset by gains in livestock, non-U.S. interest rates and energy products. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,127,245. Gains were recognized in the trading of commodity futures in currencies, non-U.S. interest rates, indices, softs, grains and metals and were partially offset by losses recognized in energy products, U.S. interest rates and livestock.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading but also increase the possibility of profit. The
                                                       9
profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income earned on U.S. Treasury Bills increased by $13,609 for the three months ended March 31, 1998, as compared to the corresponding period in 1997. This increase in interest income was attributable to an increase in interest rates in the first quarter of 1998 as compared to the corresponding period in 1997.

         Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three months ended March 31, 1998 increased by $67,982, as compared to the corresponding period in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $4,563 and $198,127, respectively.

PART II OTHER INFORMATION


Item 1.       Legal Proceedings

          Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

         In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R- H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

         On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

         The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

         In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

Item 2.       Changes in Securities and Use of Proceeds - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.         (a) Exhibits - None

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


By:
         David J. Vogel, President

Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
         (General Partner)


By:
         David J. Vogel, President


Date:



By
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:

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

Date:         5/15/98

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:         5/15/98



By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and Director


Date:         5/15/98