Form 10-Q
period 1998-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1998-08-14
CIK 812818

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition at
                  June 30, 1998 and December 31, 1997.                    3

                  Statement of Income and Expenses and
                  Partners' Capital for the three and
                  six months ended June 30, 1998 and 1997.                4

                  Notes to Financial Statements                         5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                            9 - 10

       Item 3.    Quantitative and Qualitative Disclosures
                  of Market Risk                                          11

PART II - Other Information                                            12 - 13

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION


                                                      JUNE 30,      DECEMBER 31,
                                                        1998            1997
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 20,482,385    $ 21,096,196

  Net unrealized appreciation (depreciation)
   on open futures contracts                            (670,981)      1,285,315

                                                    ------------    ------------

                                                    $ 19,811,404    $ 22,381,511
                                                    ============    ============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts             $    110,993    $     88,012
  Incentive fees                                           2,651         347,297
  Other                                                   27,682          24,732
 Redemptions payable                                     508,709         379,980

                                                    ------------    ------------

                                                         650,035         840,021

                                                    ------------    ------------
Partners' capital :

  General Partner, 44 Unit
      equivalents outstanding in 1998 and 1997           226,093         245,869
  Limited Partners, 3,685 and 3,811 Units
      of Limited Partnership Interest
      outstanding in 1998 and 1997, respectively      18,935,276      21,295,621

                                                    ------------    ------------
                                                      19,161,369      21,541,490

                                                    ------------    ------------

                                                    $ 19,811,404    $ 22,381,511
                                                    ============    ============

See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            1998            1997             1998           1997
                                                        ------------    ------------    ------------    ------------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions           $    583,083    $ (1,009,025)   $    262,367    $     58,844
  Change in unrealized gains/losses on open
   positions                                              (1,097,098)        157,504      (1,956,296)        216,880

                                                        ------------    ------------    ------------    ------------

                                                            (514,015)       (851,521)     (1,693,929)        275,724
Less, brokerage commissions and clearing fees
  ($4,673, $2,500, $10,353 and $6,117, respectively)        (208,551)       (193,756)       (400,813)       (318,036)

                                                        ------------    ------------    ------------    ------------

  Net realized and unrealized losses                        (722,566)     (1,045,277)     (2,094,742)        (42,312)
  Interest income                                            191,573         192,374         395,173         382,365

                                                        ------------    ------------    ------------    ------------

                                                            (530,993)       (852,903)     (1,699,569)        340,053

                                                        ------------    ------------    ------------    ------------


Expenses:
  Incentive fees                                               2,651           4,111           7,214         202,238
  Other                                                       12,478           8,354          22,038          20,683

                                                        ------------    ------------    ------------    ------------

                                                              15,129          12,465          29,252         222,921

                                                        ------------    ------------    ------------    ------------

  Net income (loss)                                         (546,122)       (865,368)     (1,728,821)        117,132
  Redemptions                                               (508,709)       (143,059)       (651,300)       (367,398)

                                                        ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                       (1,054,831)     (1,008,427)     (2,380,121)       (250,266)

Partners' capital, beginning of period                    20,216,200      19,911,326      21,541,490      19,153,165

                                                        ------------    ------------    ------------    ------------

Partners' capital, end of period                        $ 19,161,369    $ 18,902,899    $ 19,161,369    $ 18,902,899
                                                        ============    ============    ============    ============

Net asset value per Unit
  (3,729 and 3,964 Units outstanding
  at June 30, 1998 and 1997, respectively)              $   5,138.47    $   4,768.64    $   5,138.47    $   4,768.64
                                                        ============    ============    ============    ============


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $    (142.67)   $    (216.67)   $    (449.47)   $      26.58
                                                        ============    ============    ============    ============


See Notes to Finanacial Statements
                                        4

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

            Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. and TrendLogic Associates. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (continued)

2.  Net Asset Value Per Unit

      Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1998        1997          1998        1997

Net realized and unrealized
 losses                        $ (188.75)   $ (261.71)   $ (544.69)   $  (13.39)
Interest income                    50.04        48.16       102.86        95.20
Expenses                           (3.96)       (3.12)       (7.64)      (55.23)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (142.67)     (216.67)     (449.47)       26.58

Net Asset Value per Unit,
 beginning of period            5,281.14     4,985.31     5,587.94     4,742.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $5,138.47    $4,768.64    $5,138.47    $4,768.64
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(670,981) and $1,285,315,
respectively, and the average fair value during the three and six and twelve months then ended, based on monthly calculation, was $527,091 and $1,284,957, respectively.

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


      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the

Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $164,272,608 and $162,407,878, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $(670,981), as detailed below.

                                            JUNE 30, 1998
                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                    TO PURCHASE     TO SELL          FAIR VALUE

Currencies:
- Exchange Traded contracts          $    704,348   $    721,825   $      7,978
- OTC Contracts                        29,782,586     51,065,772       (893,565)
Energy                                    192,000      1,499,458         96,296
Grains                                          -      1,110,858         14,613
Interest Rates U.S.                    70,289,456              -        183,787
Interest Rates Non-U.S                 61,993,236     95,351,034         (7,533)
Livestock                                       -        273,250          7,340
Metals                                    274,425      6,968,633       (140,616)
Softs                                     502,833      1,908,764        126,416
Indices                                   533,724      3,508,284        (65,697)
                                     ------------   ------------   ------------

Totals                               $164,272,608   $162,407,878   $   (670,981)
                                     ============   ============   ============


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $93,971,478 and $106,119,565, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $1,285,315, as detailed below.

                                        DECEMBER 31, 1997
                                      NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                   TO PURCHASE      TO SELL           FAIR VALUE

Currencies:
- Exchange Traded contracts         $    202,585    $  1,130,915    $      6,183
- OTC Contracts                       20,110,834      40,229,303          90,831
Energy                                         -       1,835,392         114,647
Grains                                   269,580         998,400          16,461
Interest Rates U.S.                   26,445,738         471,375         122,125
Interest Rates Non-U.S                42,438,955      50,816,858         134,897
Livestock                                      -         120,150           4,750
Metals                                 2,269,614       6,174,125         661,030
Softs                                  1,891,654       1,664,380          23,372
Indices                                  342,518       2,678,667         111,019
                                    ------------    ------------    ------------
Totals                              $ 93,971,478    $106,119,565    $  1,285,315
                                    ============    ============    ============

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 79% of the Partnership's assets at June 30, 1998) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 11.0% from $21,541,490 to $19,161,369. This decrease was attributable to net loss from operations of $1,728,821 coupled with the redemption of 126 Units resulting in an outflow of $651,300 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 2.7% from $5,281.14 to $5,138.47, as compared to the second quarter of 1997 in which the net asset value per Unit decreased 4.3%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $514,015. Losses were recognized in the trading of U.S. and non U.S. interest rates, indices and metals and were partially offset by gains in livestock, softs, grains, currencies and energy products. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $851,521. Losses were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates and energy products and were partially offset by gains recognized in metals, softs, indices, grains and livestock.

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

      Interest income earned on U.S. Treasury Bills decreased by $801 for the three months ended June 30, 1998, as compared to the corresponding period in 1997. This decrease in interest income was primarily attributable to the effect of redemptions on the Partnership's equity maintained in cash. Interest income for the six months ended June 30, 1998, increased by $12,808 as compared to the corresponding period in 1997. This increase is primarily due to the Partnership holding a higher percentage of U.S. Treasury Bills to assets in 1998 as a result of negative trading performance and its effect on overall assets.

      Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and clearing fees for the three and six months ended June 30, 1998 increased by $14,795 and $82,777, respectively as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1998 and 1997 resulted in incentive fees of $2,651, $4,111 $7,214 and $202,238, respectively.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

    On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

    In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al.
    v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:      8/14/98

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management Inc.
        (General Partner)


By: /s/ David J. Vogel, President
        David J. Vogel, President


Date:      8/14/98



By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and Director


Date:      8/14/98