Form 10-Q
period 1998-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1998-11-13
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998

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

                                                                         Page
                                                                         Number

PART I - Financial Information:

    Item 1.   Financial Statements:

              Statement of Financial Condition at
              September 30, 1998 and December 31,
              1997.                                                       3

              Statement of Income and Expenses and Partners' Capital
              for the three and nine months ended September 30, 1998
              and 1997.                                                   4

              Notes to Financial Statements                             5 - 8

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                9 - 11

    Item 3.   Quantitative and Qualitative Disclosures
                    of Market Risk                                       12

PART II - Other Information                                            13 - 14

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1998             1997
                                                   ----------   ------------
                                                  (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                        $19,372,799   $21,096,196

  Net unrealized appreciation on open
   futures contracts                                 4,346,448     1,285,315

                                                   -----------   -----------

                                                   $23,719,247   $22,381,511
                                                   ===========   ===========





LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts            $   105,608   $    88,012
  Incentive fees                                       433,960       347,297
  Other                                                 27,117        24,732
 Redemptions payable                                    80,714       379,980

                                                   -----------   -----------

                                                       647,399       840,021

                                                   -----------   -----------
Partners' capital :

  General Partner, 44 Unit equivalents
  in 1998 and 1997                                     273,187       245,869
  Limited Partners, 3,672 and 3,811 Units
  of Limited Partnership Interest
  outstanding in 1998 and 1997, respectively        22,798,661    21,295,621

                                                   -----------   -----------
                                                    23,071,848    21,541,490

                                                   -----------   -----------

                                                   $23,719,247   $22,381,511
                                                   ===========   ===========

See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -----------    ------------    -------------   -------------
                                                               1998            1997             1998            1997

                                                         -----------    ------------     ------------    ------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions           $   (579,586)   $  1,404,647    $   (317,219)   $  1,463,491
  Change in unrealized gains/losses on open
   positions                                               5,017,429         320,642       3,061,133         537,522

                                                        ------------    ------------    ------------    ------------

                                                           4,437,843       1,725,289       2,743,914       2,001,013
Less, brokerage commissions and clearing fees
  ($4,995, $5,562, $15,348 and $11,679, respectively)       (193,542)       (181,507)       (594,355)       (499,543)

                                                        ------------    ------------    ------------    ------------

  Net realized and unrealized gains                        4,244,301       1,543,782       2,149,559       1,501,470
  Interest income                                            192,566         194,924         587,739         577,289

                                                        ------------    ------------    ------------    ------------

                                                           4,436,867       1,738,706       2,737,298       2,078,759

                                                        ------------    ------------    ------------    ------------

Expenses:
  Incentive fees                                             433,960          96,503         441,174         298,741
  Other                                                       11,714          13,146          33,752          33,829

                                                        ------------    ------------    ------------    ------------

                                                             445,674         109,649         474,926         332,570

                                                        ------------    ------------    ------------    ------------

  Net income                                               3,991,193       1,629,057       2,262,372       1,746,189
  Redemptions                                                (80,714)       (212,364)       (732,014)       (579,762)

                                                        ------------    ------------    ------------    ------------

  Net increase in Partners' capital                        3,910,479       1,416,693       1,530,358       1,166,427

Partners' capital, beginning of period                    19,161,369      18,902,899      21,541,490      19,153,165

                                                        ------------    ------------    ------------    ------------

Partners' capital, end of period                        $ 23,071,848    $ 20,319,592    $ 23,071,848    $ 20,319,592
                                                        ------------    ------------    ------------    ------------

Net asset value per Unit
  (3,716 and 3,923 Units outstanding
  at September 30, 1998 and 1997, respectively)         $   6,208.79    $   5,179.61    $   6,208.79    $   5,179.61
                                                        ------------    ------------    ------------    ------------


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $   1,070.32    $     410.97    $     620.85    $     437.55
                                                        ------------    ------------    ------------    ------------

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc., and TrendLogic Associates, (collectively, the "Advisors"). (see Note 5)

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (continued)

2.  Net Asset Value Per Unit

         Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED         NINE-MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                   1998          1997         1998        1997

Net realized and unrealized
 gains                         $1,138.19    $  389.46    $  593.50      $376.06
Interest income                    51.64        49.17       154.50       144.38
Expenses                         (119.51)      (27.66)     (127.15)      (82.89)
                               ---------    ---------    ---------    ---------

Increase for period             1,070.32       410.97       620.85       437.55

Net Asset Value per Unit,
 beginning of period            5,138.47     4,768.64     5,587.94     4,742.06
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                $ 6,208.79    $5,179.61    $6,208.79    $5,179.61
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

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $4,346,448 and $1,285,315, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $958,831 and $1,284,957, respectively.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $289,489,158 and $21,051,889 respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $4,346,448, as detailed below.

                                  SEPTEMBER 30, 1998
                               NOTIONAL OR CONTRACTUAL
                               AMOUNT OF COMMITMENTS
                              TO PURCHASE       TO SELL    FAIR VALUE

Currencies:
-Exchange Traded Contracts   $    508,625   $   196,200   $     6,910
-OTC Contracts                 46,826,786    10,965,860       736,000
Energy                          1,515,382             -        26,318
Grains                            106,404       902,925       137,059
Interest Rates U.S.            70,968,219             -     1,099,953
Interest Rates Non-U.S        167,894,816       135,469     2,145,009
Livestock                               -       174,160         1,260
Metals                            838,463     2,508,793       (69,283)
Softs                             674,454     1,471,365        (5,548)
Indices                           156,009     4,697,117       268,770
                             ------------   -----------   -----------

Totals                       $289,489,158   $21,051,889   $ 4,346,448
                             ============   ===========   ===========


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

                                   DECEMBER 31, 1997
                                NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                              TO PURCHASE        TO SELL   FAIR VALUE

Currencies:
- Exchange Traded Contracts   $   202,585   $  1,130,915   $    6,183
- OTC Contracts                20,110,834     40,229,303       90,831
Energy                                  -      1,835,392      114,647
Grains                            269,580        998,400       16,461
Interest Rates U.S.            26,445,738        471,375      122,125
Interest Rates Non-U.S         42,438,955     50,816,858      134,897
Livestock                               -        120,150        4,750
Metals                          2,269,614      6,174,125      661,030
Softs                           1,891,654      1,664,380       23,372
Indices                           342,518      2,678,667      111,019
                              -----------   ------------   ----------

Totals                        $93,971,478   $106,119,565   $1,285,315
                              ===========   ============   ==========

5.       Subsequent Event:

         On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 70% of the Partnership's assets at September 30, 1998) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1998, Partnership capital increased 7.1% from $21,541,490 to $23,071,848. This increase was attributable to net income from operations of $2,262,372 which was partially offset by the redemption of 139 Units resulting in an outflow of $732,014 for the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Operational Risk

         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

         The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         In addition, the General Partner is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

         Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

         SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.

Results of Operations

         During the Partnership's third quarter of 1998, the net asset value per Unit increased 20.8% from $5,138.47 to $6,208.79, as compared to the third quarter of 1997 in which the net asset value per Unit increased 8.6%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $4,437,843. Gains were recognized in the trading of currencies, livestock, U.S. and non U.S. interest rates, indices and grains and were partially offset by losses in softs, metals and energy products. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $1,725,289. Gains were recognized in the trading of commodity futures in currencies, U.S. and non U.S. interest rates and indices and were partially offset by losses recognized in metals, softs, energy products, grains and livestock.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         Interest income earned on U.S. Treasury Bills decreased by $2,358 for the three months ended September 30, 1998, as compared to the corresponding period in 1997. Interest income for the nine months ended September 30, 1998, increased by $10,450 as compared to the corresponding period in 1997. Fluctuations in interest income are due to the percentage of U.S. Treasury Bills to assets held by the Partnership varying as a result of the effects of trading performance on Partnership equity.

         Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 1998 increased by $12,035 and $94,812, respectively, as compared to the corresponding periods in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $433,960 and $441,174, respectively. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $13,146 and $33,829, respectively.

Item 3.           Quantitative and Qualitative Disclosures of Market Risk

         The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                        PART II OTHER INFORMATION


Item 1.       Legal Proceedings

          Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:         11/12/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:         11/12/98



By   /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and Director


Date:         11/12/98