Form 10-K
period 1998-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1999-03-31
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

Commission File Number 0-16526

                  HUTTON INVESTORS FUTURES FUND L.P. II
--------------------------------------------------------------------------
             (Exact name of registrant as specified inits charter)

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

                                                          Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $6,111.59 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 1998, 1997 and 1996 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
     The Partnership trades futures contracts on commodities on United States and foreign commodity exchanges through a commodity brokerage account maintained with SSB.

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
           As of December 31, 1998, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
         The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
         Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's Trading Profits (as defined in the Management Agreements).

         Under the terms of a customer agreement between the Partnership and SSB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. In addition, the General Partner (through SSB) invests approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills).
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 1998 was $22,978,774.
         (c)  Narrative  description  of business.
          See  Paragraphs  (a) and (b)above.
         (i)  through (x) - Not  applicable.
         (xi)  through  (xii) - Not applicable.
         (xiii) - The Partnership has no employees.
         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
        There are no material legal proceedings pending against the Partnership or the General Partner.
This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
              In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by

Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.

              Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.
              In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.
     In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously.
Environmental Matters
     In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United

States also sued, seeking to enjoin imposition of the fee of constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the year ended December 31, 1998.

                                                       PART II
Item 5.  Market for  Registrant's  Common  Equity  and  Related  Security Holder
         Matters.
                 (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
                 (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1998 was 389.
                 (c) Distribution. The Partnership did not declare a distribution in 1998 or 1997.

Item 6. Selected Financial Data.
                Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and total assets as of December 31, 1998, 1997, 1996, 1995 and 1994 were as follows:


                                             1998            1997            1996          1995            1994
                                       --------------  -------------  ------------- ------------   ------------

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $725,585, $653,350, $609,752,
 $473,316, and 472,333, respectively   $  2,062,231   $  3,259,116   $  4,725,245   $  4,798,547    $   (653,598)

Interest income                             784,546        777,388        625,578        640,056         416,641
                                       ------------   ------------   ------------   ------------    ------------

                                       $  2,846,777   $  4,036,504   $  5,350,823   $  5,438,603    $   (236,957)
                                       ============   ============   ============   ============    ============



Net income (loss)                      $  2,350,037   $  3,348,067   $  4,409,205   $  4,824,554    $   (578,344)
                                       ============   ============   ============   ============    ============


Increase (decrease)
 in net asset value
 per Unit                              $     644.44   $     845.88   $   1,069.22   $   1,082.24    $    (126.76)
                                       ============   ============   ============   ============    ============

Total assets                           $ 23,279,963   $ 22,381,511   $ 20,205,672   $ 16,025,794    $ 12,055,108
                                       ============   ============   ============   ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            (1) Liquidity. The Partnership does not engage in sales of goods or services. The Partnership's only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, and net unrealized appreciation (depreciation) on open futures contracts. Approximately 80% of the Partnership=s assets are maintained in interest bearing U.S. Treasury obligations. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Substantial losses resulting from such price movements could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
                (a) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
                (b) The Partnership diversifies its positions among various commodities. The Partnership does not initiate additional positions in a commodity if such additional positions would result in a net long or short position in such commodity requiring as margin more than 15% of the net assets of the Partnership.
                (c) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66 2/3% of the Partnership's net assets.

                (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
                (e) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
                (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.(g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term"spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or December 31, 2007.

                (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.
                (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1998, 168 Units were redeemed for a total of $912,753. For the year ended December 31, 1997, 184 Units were redeemed for a total of $959,742. For the year ended December 31, 1996, 215 Units were redeemed for a total of $880,296.
                (3) Results of Operations. For the year ended December 31, 1998, the net asset value per Unit increased 11.5% from $5,587.94 to $6,232.38. For the year ended December 31, 1997, the net asset value per Unit increased 17.8% from $4,742.06 to $5,587.94. For the year ended December 31, 1996, the net asset value per Unit increased 29.1% from $3,672.84 to $4,742.06.

         The Partnership experienced net trading gains of $2,787,816 before commissions and expenses for the year ended December 31, 1998. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and energy products and were partially offset by losses realized in metals, softs, grains and indices.
                The  Partnership  experienced  net trading  gains of  $3,912,466 before commissions and expenses for the year ended December 31, 1997. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in the trading of energy products, grains, livestock and softs.
         The Partnership experienced net trading gains of $5,334,997 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals, currencies and energy and were partially offset by losses in the trading of agricultural products and indices.
         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (4) Operational Risk
         The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
                  The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology,"
were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.
                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.
                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.
                  The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
                  The General Partner has requested and received statements from the Advisors that each has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. Each Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm each Advisor's readiness for Year 2000.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of new York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
     The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999.
European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.
         Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.

     The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.

     As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.
         (5)      New Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A.  Quantitative   and    Qualitative  Disclosures  About   Market    Risk
          Introduction

          The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the
Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the

Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected. The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $22,978,774.

                                 December 31, 1998
                                           % of Total
Market Sector               Value at Risk Capitalization

Currencies
-Exchange Traded Contracts   $    8,430       0.04%
-OTC Contracts                  486,070       2.12%
Energy                          110,300       0.48%
Interest rates U.S.             249,620       1.09%
Interest rates Non-U.S        1,087,517       4.73%
Grains                           27,400       0.12%
Livestock                         4,025       0.02%
Softs                            99,729       0.43%
Indices                         164,631       0.72%
Metals                          122,150       0.53%
                             ----------   -----

Total                        $2,359,872      10.28%
                             ==========   =====

Material Limitations on Value at Risk as an Assessment of Market Risk.
         The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin".
Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         The Partnership also has non-trading cash flow risk as a result of investing a substantial portion (approximately 66%) (as well as any market risk it represents) of its available assets in U.S. Treasury bills for cash management purposes. Although the General Partner does not anticipate that, even in the case of major interest rate movements, the Partnership would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Partnership's cash management income. The Partnership also maintains a portion (approximately 24%) of its available assets in cash in interest-bearing accounts at the Commodity Broker. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.
         Materiality  as used in this  section,  "Qualitative  and  Quantitative

Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1998, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
      Commodities.  The   Partnership's  primary  commodities   exposure  is to
agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1998.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The  following   were   the   only   non-trading  risk  exposures  of  the
Partnership as of December 31, 1998.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs.

The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
         Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash or interest-bearing, credit risk-free, short-term paper -- typically Treasury bills of duration up to 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities, although substantially all of these short-term instruments are held to maturity.
Qualitative  Disclosures  Regarding Means of Managing Risk Exposure
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.

         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
         The General Partner controls the risk of the non-trading instruments (interest-bearing securities held for cash management purposes) - the only Partnership investments, as opposed to Advisor selections, directed by the General Partner - limiting the duration to no more than 1 year.

Item 8.     Financial Statements and Supplementary Data.




            HUTTON INVESTORS FUTURES FUND L.P. II
              INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                            Number

      Oath or Affirmation                                     F-2

      Report of Independent Accountants.                      F-3

      Financial Statements:
      Statement of Financial Condition at
      December 31, 1998 and 1997.                             F-4

      Statement of Income and Expenses for
      the years ended December 31, 1998,
      1997 and 1996.                                          F-5

      Statement of Partners' Capital for the
      years ended December 31, 1998, 1997
      and 1996.                                               F-6

      Notes to Financial Statements.                       F-7 - F-11







                               F-1
                            Continued

  To The Limited Partners of
                      Hutton Investors Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, Hutton Investors Futures
      Fund L.P. II

Smith Barney Futures Management Inc.
390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                          Report of Independent Accountants

To the Partners of
Hutton Investors Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Hutton Investors
Futures Fund L.P. II at December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP

New York, New York
February 26, 1999

                        Hutton Investors Futures Fund L.P. II
                           Statement of Financial Condition
                              December 31, 1998 and 1997

                                                   1998         1997
Assets:
Equity in commodity futures trading
  account:
   Cash and cash equivalents (Note 3b)      $21,116,563   $21,096,196
   Net unrealized appreciation on open
    futures contracts                         2,163,400     1,285,315
                                            -----------   -----------
                                            $23,279,963   $22,381,511
                                            -----------   -----------


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions on open futures contracts    $    80,379   $    88,012
   Incentive fees                                 5,645       347,297
   Other                                         34,426        24,732
  Redemptions payable (Note 5)                  180,739       379,980
                                            -----------   -----------
                                                301,189       840,021
                                            -----------   -----------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 44 Unit equivalents
   outstanding in 1998 and 1997                 274,225       245,869
  Limited Partners, 3,643 and 3,811 Units
   of Limited Partnership
   Interest outstanding in 1998 and 1997,
   respectivel                               22,704,549    21,295,621
                                            -----------   -----------
                                             22,978,774    21,541,490
                                            -----------   -----------
                                            $23,279,963   $22,381,511
                                            ===========   ===========





See notes to financial statements.

                        Hutton Investors Futures Fund L.P. II
                           Statement of Income and Expenses
                                 for the Years Ended
                          December 31, 1998, 1997, and 1996

                                  1998             1997           1996

Income:
  Net gains on trading
   of commodity interests:
   Realized gains
    on closed positions      $ 1,909,731    $ 3,101,486    $ 5,696,368
   Change in unrealized
    gains/losses on open
    positions                    878,085        810,980       (361,371)
                             -----------    -----------    -----------
                               2,787,816      3,912,466      5,334,997
  Less, Brokerage
   commissions including
   clearing fees of
   $18,793, $17,953, and
   $17,066, respectively
   (Note 3b)                    (725,585)      (653,350)      (609,752)
                             -----------    -----------    -----------
  Net realized and
   unrealized gains            2,062,231      3,259,116      4,725,245
  Interest income
   (Note 3b)                     784,546        777,388        625,578
                             -----------    -----------    -----------
                               2,846,777      4,036,504      5,350,823
                             -----------    -----------    -----------
Expenses:
  Incentive fees
  (Note 3a)                      446,819        641,927        887,679
  Other expenses                  49,921         46,510         53,939
                             -----------    -----------    -----------
                                 496,740        688,437        941,618
                             -----------    -----------    -----------
Net income                   $ 2,350,037    $ 3,348,067    $ 4,409,205
                             ===========    ===========    ===========
Net income per Unit
  of Limited Partnership
   Interest and General
  Partner Unit equivalent
  (Notes 1 and 6)            $    644.44    $    845.88    $  1,069.22
                             ===========    ===========    ===========

See notes to financial statements.

                        Hutton Investors Futures Fund L.P. II
                            Statement of Partners' Capital
                                 for the Years Ended
                          December 31, 1998, 1997, and 1996

                             Limited        General
                            Partners        Partner           Total

Partners' capital at
  December 31, 1995     $ 15,462,651    $    161,605   $ 15,624,256
Net income                 4,362,160          47,045      4,409,205
Redemption of 215
  Units of
  Limited Partnership
  Interest                  (880,296)           --         (880,296)
                        ------------    ------------   ------------
Partners' capital at
  December 31, 1996       18,944,515         208,650     19,153,165
Net income                 3,310,848          37,219      3,348,067
Redemption of 184
  Units of Limited
 Partnership Interest       (959,742)           --         (959,742)
                        ------------    ------------   ------------
Partners' capital at
  December 31, 1997       21,295,621         245,869     21,541,490
Net income                 2,321,681          28,356      2,350,037
Redemption of 168
  Units of
  Limited Partnership
  Interest                  (912,753)           --         (912,753)
                        ------------    ------------   ------------
Partners' capital at
  December 31, 1998     $ 22,704,549    $    274,225   $ 22,978,774
                        ============    ============   ============

See notes to financial statements.
                                    F-5

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

     SmithBarney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Commission charges to open and close futures contracts are expensed at the time the positions are opened.

    c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    d. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
                                     F-6

3.  Agreements:

    a. Management Agreements:

       The General Partner has Management Agreements with Trendlogic Associates and John W. Henry & Company, Inc., (individually an "Advisor" or collectively, the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Agreements provide that the Advisors have sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to each Management Agreement, each Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the Trading Profits, as defined, on the assets under such Advisor's management.

    b. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which has been assigned to SSB, from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SSB at $50 per roundturn futures transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $2,552,926 and $2,879,447, respectively. The Customer Agreement provides that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. For the purposes of these financial statements, these U.S. Treasury obligations are cash equivalents. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1998 and 1997 was $2,163,400 and $1,285,315, respectively, and the average fair value during the years then ended, based on a monthly calculation, was $1,359,853 and $1,284,957, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest during the years ended December 31,1998, 1997 and 1996 were as follows:

                                           1998          1997         1996

Net realized and unrealized gains    $    570.01  $    824.10  $  1,148.02
Interest income                           207.46       195.38       150.06
Expenses                                 (133.03)     (173.60)     (228.86)
                                        ---------    ---------    ---------
Increase for year                         644.44       845.88     1,069.22
Net asset value per
 Unit, beginning of year                5,587.94     4,742.06     3,672.84
                                       ---------    ---------    ---------
Net asset value per
 Unit, end of year                    $ 6,232.38   $ 5,587.94   $ 4,742.06
                                       =========    =========    =========

7.  Financial Instrument Risks:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

    At  December  31,  1998,  the  notional  or   contractual   amounts  of  the
    Partnership's commitment to purchase and sell these instruments was $108,181,799 and $127,926,600, respectively, as detailed below. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $2,163,400, as detailed below.

                                December 31, 1998
                             Notional or Contractual
                              Amount of Commitments
                           To Purchase        To Sell     Fair Value
Currencies
  -Exchange Traded
   Contracts              $    411,875   $    580,480   $     (2,080)
  -OTC Contracts            14,206,101     12,487,422        161,573
Energy                         126,000      1,063,986         53,388
Grains                         105,624        852,175         17,550
Interest Rates U.S.         15,761,211     28,262,556       (160,305)
Interest Rates Non-U.S      74,172,100     80,325,196      2,072,871
Livestock                         --          174,990          5,520
Metals                            --        3,249,325         24,909
Softs                        1,533,560        809,481         37,315
Indices                      1,865,328        120,989        (47,341)
                          ------------   ------------   ------------
Total                     $108,181,799   $127,926,600   $  2,163,400
                          ============   ============   ============

At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $93,971,478 and $106,119,565, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $1,285,315 as detailed below.

                                December 31, 1997
                             Notional or Contractual
                              Amount of Commitments
                                To Purchase        To Sell      Fair Value
Currencies
  -Exchange Traded Contracts   $    202,585   $  1,130,915   $      6,183
  -OTC Contracts                 20,110,834     40,229,303         90,831
Energy                                 --        1,835,392        114,647
Grains                              269,580        998,400         16,461
Interest Rates U.S.              26,445,738        471,375        122,125
Interest Rates Non-U.S           42,438,955     50,816,858        134,897
Livestock                              --          120,150          4,750
Metals                            2,269,614      6,174,125        661,030
Softs                             1,891,654      1,664,380         23,372
Indices                             342,518      2,678,667        111,019
                               ------------   ------------   ------------
Total                          $ 93,971,478   $106,119,565   $  1,285,315
                               ============   ============   ============

8.  New Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant.
                The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11. Executive Compensation.
                 The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SSB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item
1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 1998, SSB earned $725,585 in brokerage commissions and clearing fees.
         The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 1998, the Advisors earned $446,819 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         (a).  Security  ownership of certain  beneficial  owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

         (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.2%) of Limited Partnership Interest as of December 31, 1998.
         (c). Changes in control.  None.
Item 13. Certain Relationships and Related Transactions.
         Salomon Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SSSB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data.", Note 3b. and "Item
11.  Executive Compensation."
                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 1998 and 1997. Statement of Income and Expenses for the years ended December 31, 1998, 1997 and 1996.

                 Statement of Partners' Capital for the
                 years ended December 31, 1998,  1997 and 1996
         (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1998.
         (3) Exhibits:
                               a. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).
                               b. Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5,
                                        1987).
                               c. Form of Request for Redemption (incorporated by reference form Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5, 1987).

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

                               n. Advisory Agreement dated January 30, 1991 among the Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                               o. Letter dated August 30, 1991 from General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
                               p. Letter dated August 30, 1991 from General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).
                               q. Letter dated August 31, 1992 from General Partner to John W. Henry & Company, Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31, 1991).
                               39

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

                    w. Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (filed as Exhibit to Form 10-K for the year ended December 31, 1997).

                    x. Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (filed herein).

         (b)      Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.
HUTTON INVESTORS FUTURES FUND L.P.II


By:       Smith Barney Futures Management Inc.
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934 this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                           /s/     Jack H. Lehman III
David J. Vogel,                                          Jack H. Lehman III
Director, Principal Executive                          Chairman and Director
Officer and President



/s/    Michael R. Schaefer                        /s/    Daniel A. Dantuono
Michael R. Schaefer                                      Daniel A. Dantuono
Director                                             Treasurer, Chief Financial
                                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.                     /s/     Steve J. Keltz
Daniel R. McAuliffe, Jr.                                 Steve J. Keltz
Director                                              Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director