Form 10-Q
period 1999-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 1999-05-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

Commission File Number 0-16526



                HUTTON   INVESTORS   FUTURES  FUND  L.P.  II
(Exact  name  of   registrant  as  specified  in  its charter)


        Delaware                           13-3406160
-----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)               Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
-----------------------------------------------------------------
 (Address   and   Zip   Code   of   principal executive offices)


                          (212) 723-5424
-----------------------------------------------------------------
(Registrant's      telephone      number, including area code)



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

                                                                  Page
                                                                 Number

PART I - Financial Information:

  Item 1       Financial Statements:

               Statement  of  Financial  Condition
               at March 31, 1999 (unaudited) and
               December 31, 1998                                  3

               Statement of Income and Expenses and
               Partners' Capital for the three months
               ended March 31, 999 and 1998 (unaudited)           4

               Notes to Financial Statements (unaudited)         5 - 9

  Item 2       Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                        10 - 13

  Item 3       Quantitative and Qualitative Disclosures
               of Market Risk                                    14 - 15

PART II - Other Information                                        16

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                  MARCH 31,     DECEMBER 31,
                                                     1999           1998
                                                 ----------    -----------
                                                 (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                      $21,436,591   $21,116,563
  Net unrealized appreciation  on open
   futures contracts                                 747,016     2,163,400

                                                 -----------   -----------
                                                 $22,183,607   $23,279,963
                                                 ===========   ===========




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts          $    90,231   $    80,379
  Other                                               32,239        34,426
  Incentive fees                                        --           5,645
 Redemptions payable                                 323,108       180,739

                                                 -----------   -----------
                                                     445,578       301,189
                                                 -----------   -----------
Partners' capital :

  General Partner, 44 Unit
    equivalents outstanding in 1999 and
    1998, respectively                               263,274       274,225
  Limited Partners, 3,589 and 3,643 Units
    of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively    21,474,755    22,704,549

                                                 -----------   -----------
                                                  21,738,029    22,978,774
                                                 -----------   -----------
                                                 $22,183,607   $23,279,963
                                                 ===========   ===========

See Notes to Financial Statements.
                                        3

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 ----------     -----------
                                                       1999           1998
                                                 -----------    -----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions     $  554,957     $ (320,716)
  Change in unrealized gains/losses on open
   positions                                      (1,416,384)      (859,198)
                                                 -----------    -----------

                                                    (861,427)    (1,179,914)
Less, brokerage commissions including
  clearing fees of $6,003 and
  $5,680, respectively                              (222,735)      (192,262)

                                                 -----------    -----------

  Net realized and unrealized losses              (1,084,162)    (1,372,176)
  Interest income                                    179,399        203,600

                                                 -----------    -----------

                                                    (904,763)    (1,168,576)

                                                 -----------    -----------


Expenses:
  Other                                               12,874          9,560
  Incentive fees                                        --            4,563

                                                 -----------    -----------

                                                      12,874         14,123

                                                 -----------    -----------

  Net loss                                          (917,637)    (1,182,699)
  Redemptions                                       (323,108)      (142,591)

                                                 -----------    -----------

  Net decrease in Partners' capital               (1,240,745)    (1,325,290)

Partners' capital, beginning of period            22,978,774     21,541,490

                                                 -----------    -----------

Partners' capital, end of period                $ 21,738,029   $ 20,216,200
                                                 ===========    ===========

Net asset value per Unit
  (3,633 and 3,828 Units outstanding
  at March 31, 1999 and 1998, respectively)      $  5,983.49    $  5,281.14
                                                 ===========    ===========


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $   (248.89)   $   (306.80)
                                                 ===========    ===========

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     Salomon Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc. and TrendLogic Associates, (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (continued)

2.  Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                    THREE-MONTHS ENDED
                                       MARCH 31,
                                  --------     ----------
                                     1999           1998
                                  ---------    ----------

Net realized and unrealized
  losses                      $    (294.05)   $ (355.94)
Interest Income                      48.66        52.82
Expenses                             (3.50)       (3.68)
                                  ---------    ---------

Decrease for period                (248.89)     (306.80)

Net Asset Value per Unit,
  beginning of period         $   6,232.38    $5,587.94
                                 ---------    ---------
Net Asset Value per Unit,
  end of period               $   5,983.49    $5,281.14
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $747,016 and $2,163,400, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $1,325,770 and $1,359,853, respectively.

4.      Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

          At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $66,897,322 and $150,381,770, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $747,016, as detailed below.

                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                              TO PURCHASE        TO SELL     FAIR VALUE

Currencies:
-Exchange Traded Contracts   $    463,650        749,600   $      3,675
-OTC Contracts                  6,274,360     39,469,972        259,285
Energy                          1,232,249           --          145,936
Grains                            725,575        261,673        (23,974)
Interest Rates U.S.             1,424,475     43,736,302        214,314
Interest Rates Non-U.S         50,412,457     55,669,792       (152,255)
Livestock                            --          306,330          2,610
Metals                            215,788      8,291,103         37,908
Softs                             462,542      1,519,120         32,461
Indices                         5,686,226        377,878        227,056
                             ------------   ------------   ------------

Totals                       $ 66,897,322   $150,381,770   $    747,016
                             ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $108,181,799 and $127,926,600, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $2,163,400, as detailed below.

                                 DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                               TO PURCHASE        TO SELL      FAIR VALUE

Currencies:
- Exchange Traded Contracts   $    411,875   $    580,480   $     (2,080)
- OTC Contracts                 14,206,101     12,487,422        161,573
Energy                             126,000      1,063,986         53,388
Grains                             105,624        852,175         17,550
Interest Rates U.S.             15,761,211     28,262,556       (160,305)
Interest Rates Non-U.S          74,172,100     80,325,196      2,072,871
Livestock                             --          174,990          5,520
Metals                                --        3,249,325         24,909
Softs                            1,533,560        809,481         37,315
Indices                          1,865,328        120,989        (47,341)
                              ------------   ------------   ------------

Totals                        $108,181,799   $127,926,600   $  2,163,400
                              ============   ============   ============

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 78% of the Partnership's assets at March 31, 1999) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 1999.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 5.4% from $22,978,774 to $21,738,029. This decrease was attributable to net loss from operations of $917,637 coupled with the redemption of 54 units resulting in an outflow of $323,108 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit decreased 4.0% from $6,232.38 to $5,983.49, as compared to the first quarter of 1998 in which the net asset value per Unit decreased 5.5%. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $861,427. Losses were primarily attributable to the trading of livestock, metals, non-U.S. interest rates, grains and softs and were partially offset by gains in currencies, U.S. interest rates, indices and energy products. The Partnership experience a net trading loss before brokerage commissions and related fees in the first quarter of 1998 of $1,179,914. Losses were primarily attributable to the trading of currencies, grains, metals, U.S. interest rates, softs and indices and were partially offset by gains in non-U.S interest rates, energy products and livestock.

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

         Interest income earned on U.S. Treasury Bills decreased by $24,201 for the three months ended March 31, 1999, as compared to the corresponding period in 1998. Fluctuations in interest income are due to the percentage of U.S. Treasury Bills to assets held by the Partnership varying as a result of the effects of trading performance on Partnership equity.

         Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 1999 increased by $30,473, as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1999 and 1998 resulted in incentive fees of $0 and $4,563, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $21,738,029. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                            March 31, 1999
                                          % of Total
  Market Sector         Value at Risk   Capitalization

Exchange Traded
 Contracts                $  882,165       4.06%
Energy                       105,100       0.48%
Grains                        28,400       0.13%
Interest rates U.S.          319,200       1.47%
Interest rates Non-U.S       708,791       3.26%
Livestock                     10,025       0.05%
Metals                       267,500       1.23%
Softs                        103,237       0.47%
Indices                      627,565       2.89%
                          ----------      ------

Total                     $3,051,983      14.04%
                          ==========      ======

         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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


By:      /s/ David J. Vogel
         David J. Vogel, President

Date:     5/14/99

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel
         David J. Vogel, President


Date:     5/14/99



By       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     5/14/99