Form 10-Q
period 1999-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1999-08-12
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1999

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

                                                                  Page
                                                                 Number

PART I - Financial Information:

   Item 1.   Financial Statements:

             Statement  of  Financial  Condition
             at June 30,  1999 (unaudited) and
             December 31, 1998.
                                                                    3

             Statement of Income and Expenses
             and Partners' Capital for the three and
             six months  ended June 30,  1999 and 1998
             (unaudited).                                           4

             Notes to Financial Statements (unaudited)             5 - 9

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                          10 - 13

   Item 3.   Quantitative and Qualitative Disclosures
             of Market Risk                                      14 - 15

PART II - Other Information                                        16

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION



                                                     JUNE 30,     DECEMBER 31,
                                                       1999         1998
ASSETS:
                                                  -----------   ------------
                                                  (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                        $22,305,956   $21,116,563
  Net unrealized appreciation  on open
   futures contracts                                 1,890,804     2,163,400

                                                   -----------   -----------

                                                   $24,196,760   $23,279,963
                                                   ===========   ===========




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts            $   107,464   $    80,379
  Other                                                 26,544        34,426
  Incentive fees                                       222,126         5,645
 Redemptions payable                                   433,108       180,739

                                                   -----------   -----------

                                                       789,242       301,189

                                                   -----------   -----------
Partners' capital :

  General Partner, 44 Unit
      equivalents outstanding in 1999 and
      1998, respectively                               288,739       274,225
  Limited Partners, 3,523 and 3,643 Units
      of Limited Partnership Interest
      outstanding in 1999 and 1998, respectively    23,118,779    22,704,549

                                                   -----------   -----------
                                                    23,407,518    22,978,774

                                                   -----------   -----------

                                                   $24,196,760   $23,279,963
                                                   ===========   ===========

See Notes to Financial Statements.
                                                  3

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                        ----------------------------   ------------------------------
                                                              1999             1998          1999            1998

                                                        ----------------------------    ----------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains  on closed positions                    $  1,208,944    $    583,083    $  1,763,901    $    262,367
  Change in unrealized gains/losses on open
   positions                                                1,143,788      (1,097,098)       (272,596)     (1,956,296)

                                                         ------------    ------------    ------------    ------------

                                                            2,352,732        (514,015)      1,491,305      (1,693,929)
Less, brokerage commissions including clearing fees
  of $5,301, $4,673, $11,304 and $10,353, respectively       (197,530)       (208,551)       (420,265)       (400,813)

                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)                2,155,202        (722,566)      1,071,040      (2,094,742)
  Interest income                                             181,818         191,573         361,217         395,173

                                                         ------------    ------------    ------------    ------------

                                                            2,337,020        (530,993)      1,432,257      (1,699,569)

                                                         ------------    ------------    ------------    ------------


Expenses:
  Other                                                       222,126          12,478         222,126          22,038
  Incentive fees                                               12,297           2,651          25,171           7,214

                                                         ------------    ------------    ------------    ------------

                                                              234,423          15,129         247,297          29,252

                                                         ------------    ------------    ------------    ------------

  Net income (loss)                                         2,102,597        (546,122)      1,184,960      (1,728,821)
  Redemptions                                                (433,108)       (508,709)       (756,216)       (651,300)

                                                         ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital              1,669,489      (1,054,831)        428,744      (2,380,121)

Partners' capital, beginning of period                     21,738,029      20,216,200      22,978,774      21,541,490

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 23,407,518    $ 19,161,369    $ 23,407,518    $ 19,161,369
                                                         ============    ============    ============    ============

Net asset value per Unit
  (3,567 and 3,729 Units outstanding
  at June 30, 1999 and 1998, respectively)               $   6,562.24    $   5,138.47    $   6,562.24    $   5,138.47
                                                         ============    ============    ============    ============


Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     578.75    $    (142.67)   $     329.86    $    (449.47)
                                                         ============    ============    ============    ============

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (continued)

2.  Net Asset Value Per Unit

         Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                  THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                       JUNE  30,                  JUNE 30,
                                   1999        1998          1999        1998
                                 ----------------------     -------------------

Net realized and unrealized
 gains (losses)             $     593.23 $    (188.75)$     299.18 $    (544.69)
Interest income                    50.05        50.04        98.71       102.86
Expenses                          (64.53)       (3.96)      (68.03)       (7.64)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           578.75      (142.67)      329.86      (449.47)

Net Asset Value per Unit,
  beginning of period           5,983.49     5,281.14     6,232.38     5,587.94
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   6,562.24 $   5,138.47 $   6,562.24 $   5,138.47
                                =========    =========    =========    =========


3.  Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership=s trading activity are shown in the statement of income and expenses.

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $1,890,804 and $2,163,400, respectively, and the average fair value during the three and twelve months then ended, based on monthly calculation, was $1,609,949 and $1,359,853, respectively.

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

          At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $10,004,002 and $278,748,067, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $1,890,804, as detailed below.

                                    JUNE 30, 1999
                              NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                             TO PURCHASE     TO SELL         FAIR VALUE

Currencies:
-Exchange Traded Contracts   $    418,045   $  1,172,170   $      1,280
-OTC Contracts                  2,342,712     38,876,464        390,486
Energy                          1,456,614           --          124,732
Grains                               --          933,171          4,223
Interest Rates U.S.                  --       65,982,940        258,715
Interest Rates Non-U.S               --      161,771,632        866,764
Livestock                         157,550           --           (5,130)
Metals                            571,200      8,129,571        194,561
Softs                           1,170,374        644,136        (44,559)
Indices                         3,887,507      1,237,983         99,732
                             ------------   ------------   ------------

Totals                       $ 10,004,002   $278,748,067   $  1,890,804
                             ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $108,181,799 and $127,926,600, respectively, and the fair value of the Partnership=s derivatives, including options thereon, if applicable, was $2,163,400, as detailed below.

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
                              ============   ============   ============

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 75% of the Partnership's assets at June 30, 1999) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital increased 1.9% from $22,978,774 to $23,407,518. This increase was attributable to net income from operations of $1,184,960 which was partially offset by the redemption of 120 units resulting in an outflow of $756,216 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per Unit increased 9.7% from $5,983.49 to $6,562.24, as compared to the second quarter of 1998 in which the net asset value per Unit decreased 2.7%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $2,352,732. Gains were primarily attributable to the trading of currencies, metals, U.S. and non-U.S. interest rates, indices and energy products and were partially offset by losses in grains, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $514,015. Losses were primarily attributable to the trading of indices, metals, U.S. and non U.S. interest rates and were partially offset by gains in softs, grains, currencies, energy products and livestock.

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

         Interest income earned on U.S. Treasury Bills for the three and six months ended June 30, 1999, decreased by $9,755 and $33,956, respectively as compared to the corresponding periods in 1998. Fluctuations in interest income are due to the percentage of U.S. Treasury Bills to assets held by the Partnership varying as a result of the effects of trading performance on Partnership equity.

         Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended June 30, 1999 decreased by $11,021, and for the six months ended June 30, 1999 increased by $19,452 as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the

General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1999 and 1998 resulted in incentive fees of $12,297, $2,651, $25,171 and $7,214, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $23,407,518. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                               June 30, 1999

                                          % of Total
  Market Sector          Value at Risk   Capitalization

  Currencies
-OTC                      $  709,464       3.03%
-Exchange                     14,048       0.06%
Energy                        98,900       0.42%
Grains                        34,700       0.15%
Interest rates U.S.          349,950       1.50%
Interest rates Non-U.S     1,040,180       4.44%
Livestock                      3,000       0.01%
Metals                       266,000       1.14%
Softs                        103,065       0.44%
Indices                      370,777       1.58%
                           ----------     ------

Total                     $2,990,084      12.77%
                          ==========      ======

                      PART II OTHER INFORMATION

Item 1. Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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

Date:    8/13/99

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:    8/13/99



By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and Director


Date:    8/13/99