Form 10-Q
period 1999-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 1999-11-15
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1999

Commission File Number 0-16526

                  HUTTON INVESTORS FUTURES FUND L.P. II
         (Exact name of registrant as specified in its charter)

          Delaware                                  13-3406160
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                    c/o Smith Barney Futures Management LLC
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
             (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)
       -----------------------------------------------------------------



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

                                                                            Page
                                                                          Number

PART I - Financial Information:

         Item 1.   Financial Statements:

                   Statement of Financial Condition at
                   September 30, 1999 and December 31, 1998
                   (unaudited).                                              3

                   Statement of Income and Expenses and Partners' Capital
                   for the three and nine months ended September 30, 1999
                   and 1998 (unaudited).                                     4

                   Notes to Financial Statements (unaudited)               5 - 9

        Item 2.    Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                            10 - 12

        Item 3.    Quantitative and Qualitative Disclosures
                   of Market Risk                                        13 - 14

PART II - Other Information                                                 15

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999           1998
ASSETS:
                                                      ------------  ------------

Equity in commodity futures trading account:
  Cash and cash equivalents                            $21,460,655   $21,116,563

  Net unrealized appreciation  on open
   futures contracts                                        31,513     2,163,400

                                                       -----------   -----------

                                                       $21,492,168   $23,279,963
                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions on open futures contracts                $   102,398   $    80,379
  Other                                                     48,818        34,426
  Incentive fees                                              --           5,645
 Redemptions payable                                        59,829       180,739

                                                       -----------   -----------

                                                           211,045       301,189

                                                       -----------   -----------
Partners' capital :

  General Partner, 44 Unit
      equivalents outstanding in 1999 and 1998             263,247       274,225
  Limited Partners, 3,513 and 3,643 Units
      of Limited Partnership Interest
      outstanding in 1999 and 1998, respectively        21,017,876    22,704,549

                                                       -----------   -----------
                                                        21,281,123    22,978,774

                                                       -----------   -----------

                                                       $21,492,168   $23,279,963
                                                       ===========   ===========

See Notes to Financial Statements.
                                                  3

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------------      --------------------------
                                                               1999         1998                 1999            1998
                                                            ---------     ------------     ----------        ---------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $   (188,680)   $   (579,586)   $  1,575,221    $   (317,219)
  Change in unrealized gains/losses on open
   positions                                               (1,859,291)      5,017,429      (2,131,887)      3,061,133

                                                         ------------    ------------    ------------    ------------

                                                           (2,047,971)      4,437,843        (556,666)      2,743,914
Less, brokerage commissions including clearing fees
  of $5,610, $4,995, $16,914 and $15,348, respectively       (187,139)       (193,542)       (607,404)       (594,355)

                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)               (2,235,110)      4,244,301      (1,164,070)      2,149,559
  Interest income                                             190,818         192,566         552,035         587,739

                                                         ------------    ------------    ------------    ------------

                                                           (2,044,292)      4,436,867        (612,035)      2,737,298

                                                         ------------    ------------    ------------    ------------

Expenses:
  Other                                                        22,274          11,714          47,445          33,752
  Incentive fees                                                 --           433,960         222,126         441,174

                                                         ------------    ------------    ------------    ------------

                                                               22,274         445,674         269,571         474,926

                                                         ------------    ------------    ------------    ------------

  Net income (loss)                                        (2,066,566)      3,991,193        (881,606)      2,262,372
  Redemptions                                                 (59,829)        (80,714)       (816,045)       (732,014)

                                                         ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital             (2,126,395)      3,910,479      (1,697,651)      1,530,358

Partners' capital, beginning of period                     23,407,518      19,161,369      22,978,774      21,541,490

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 21,281,123    $ 23,071,848    $ 21,281,123    $ 23,071,848
                                                         ------------    ------------    ------------    ------------

Net asset value per Unit
  (3,557 and 3,716 Units outstanding
  at September 30, 1999 and 1998, respectively)          $   5,982.89    $   6,208.79    $   5,982.89    $   6,208.79
                                                         ------------    ------------    ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $    (579.35)   $   1,070.32    $    (249.49)   $     620.85
                                                         ------------    ------------    ------------    ------------

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

     Salomon Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc. and TrendLogic Associates, (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.  Net Asset Value Per Unit

         Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                     THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                       SEPTEMBER 30,                SEPTEMBER 30
                                       1999        1998          1999       1998

Net realized and unrealized
 gains (losses)                $    (626.61)$   1,138.19 $    (327.43)$   593.50
Interest income                       53.50        51.64       152.21     154.50
Expenses                              (6.24)     (119.51)      (74.27)  (127.15)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                             (579.35)    1,070.32      (249.49)    620.85

Net Asset Value per Unit,
  beginning of period              6,562.24     5,138.47     6,232.38   5,587.94
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $   5,982.89 $   6,208.79 $   5,982.89 $ 6,208.79
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $31,513 and $2,163,400, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $1,312,198 and $1,359,853, respectively.

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

          At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $161,405,441 and $127,066,879, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $31,513, as detailed below.

                                            SEPTEMBER 30, 1999
                                            (Unaudited)
                                          NOTIONAL OR CONTRACTUAL
                                          AMOUNT OF COMMITMENTS
                                    TO PURCHASE       TO SELL         FAIR VALUE

Currencies:
-Exchange Traded Contracts         $    977,100    $    704,378    $       (535)
-OTC Contracts                       49,886,199      16,392,146          98,622
Energy                                1,978,559            --           168,797
Grains                                  449,166         595,075         (10,597)
Interest Rates U.S.                  40,150,673      13,967,250         (73,034)
Interest Rates Non-U.S               65,785,413      87,143,993         161,801
Livestock                               188,460          34,460             860
Metals                                  715,057       2,940,070        (390,224)
Softs                                 1,274,814         765,094          70,656
Indices                                    --         4,524,413           5,167
                                   ------------    ------------    ------------

Totals                             $161,405,441    $127,066,879    $     31,513
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

                                            DECEMBER 31, 1998
                                            (Unaudited)
                                         NOTIONAL OR CONTRACTUAL
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
                                     ============   ============   ============

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 82% of the Partnership's assets at September 30, 1999) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 7.4% from $22,978,774 to $21,281,123. This decrease was attributable to net loss from operations of $881,606 coupled with the redemption of 130 units resulting in an outflow of $816,045 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

          The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

          SSB has successfully  participated in industry-wide testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

          The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.
                                                  11

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 8.8% from $6,562.24 to $5,982.89 as compared to an increase of 20.8% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $2,047,971. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, grains, livestock, metals and indices and were partially offset by gains in energy and softs. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 1998 of $4,437,843. Gains were primarily attributable to the trading of commodity futures in currencies, livestock, U.S. and non-U.S. interest rates, grains and indices and were partially offset by losses in metals, softs and energy.

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

         Interest income earned on U.S. Treasury Bills for the three and nine months ended September 30, 1999, decreased by $1,748 and $35,704, respectively, as compared to the corresponding periods in 1998. Fluctuations in interest income are due to the percentage of U.S. Treasury Bills to assets held by the Partnership varying as a result of the effects of trading performance on Partnership equity.

         Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended September 30, 1999 decreased by $6,403, and for the nine months ended September 30, 1999 increased by $13,049 as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $0 and $222,126, respectively. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $433,960 and $441,174, respectively.
                                                  12

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

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
                                                  13

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $21,281,123. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                                                           September 30, 1999
                                                             (Unaudited)
                                                                      %of Total
Market Sector                                      Value at Risk  Capitalization

Currencies
-OTC                                                  $  796,433           3.74%
-Exchange                                                 12,041           0.06%
Energy                                                   126,500           0.59%
Grains                                                    37,850           0.18%
Interest rates U.S.                                      282,043           1.33%
Interest rates Non-U.S                                   982,888           4.62%
Livestock                                                  4,400           0.02%
Metals                                                   217,200           1.02%
Softs                                                    122,899           0.58%
Indices                                                  235,953           1.10%
                                                      ----------           -----

Total                                                 $2,818,207          13.24%
                                                      ==========          =====


                                                  14

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


By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:    11/12/99

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:    11/12/99



By    /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:    11/12/99