Form 10-K
period 1999-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2000-03-29
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

Commission File Number 0-16526

                      HUTTON INVESTORS FUTURES FUND L.P. II
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-3406160
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                         New York, New York 10013
---------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)
                            (212) 723-5424
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                    Interest
                                 Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $18,352,414 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

          (a) General  development of business.  Hutton  Investors  Futures Fund
L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 1999, 1998 and 1997 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership trades futures contracts on commodities on United States and foreign commodity exchanges through a commodity brokerage account maintained with SSB.

          Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
           As of December 31, 1999, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
         The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
         Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's Trading Profits (as defined in the Management Agreements).

        Under the terms of a customer agreement between the Partnership and SSB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. In addition, the General Partner (through SSB) invests approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills).
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 1999 was $18,854,081.
         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
              (i)  through (x) - Not  applicable.
              (xi)  through  (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust.

Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.
     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the complaint.
         In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.
         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB. Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the year ended December 31, 1999.
                                     PART II
Item 5.       Market for Registrant's Common Equity and Related  Security Holder
              Matters.
      (a)Market  Information.   The  Partnership  has issued no stock.  There is
         no public  market  for the Units of  Limited  Partnership Interest.
      (b)Holders. The number of holders of Units of Partnership Interest  as  of
         December 31, 1999 was 367.
      (c)Distribution. The Partnership did not declare a distribution in 1999 or 1998.
      (d)Use of Proceeds. There were no additional sales in the years ended December 31, 1999, 1998 and 1997.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and total assets as of December 31, 1999, 1998, 1997, 1996 and 1995 were as follows:


                                                    1999            1998           1997        1996              1995
                                             --------------    -----------   ------------  ------------     ------------

Net realized and unrealized trading gains
 (losses) net of brokerage  commissions
 and clearing fees of $740,877,
 $725,585, $653,350, $609,752 and
 $473,316, respectively                       $ (3,188,507)   $  2,062,231   $  3,259,116   $  4,725,245   $  4,798,547
Interest income                                    735,148         784,546        777,388        625,578        640,056
                                              ------------    ------------   ------------   ------------   ------------
                                              $ (2,453,359)   $  2,846,777   $  4,036,504   $  5,350,823   $  5,438,603
                                              ============    ============   ============   ============   ============

Net income (loss)                             $ (2,746,410)   $  2,350,037   $  3,348,067   $  4,409,205   $  4,824,554
                                              ============    ============   ============   ============   ============

Increase (decrease)
 in net asset value
 per Unit                                     $    (773.76)   $     644.44   $     845.88   $   1,069.22   $   1,082.24
                                              ============    ============   ============   ============   ============

Total assets                                  $ 19,553,584    $ 23,279,963   $ 22,381,511   $ 20,205,672   $ 16,025,794
                                              ============    ============   ============   ============   ============

33

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

                (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
                (e) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
                (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
                (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. AFinancial Statements and Supplementary Data.@ for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or on December 31, 2007.
                (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.

                (b)  The   Partnership's   capital   consists   of  the  capital
contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1999, 233 Units were redeemed for a total of $1,378,283. For the year ended December 31, 1998, 168 Units were redeemed for a total of $912,753. For the year ended December 31, 1997, 184 Units were redeemed for a total of $959,742.
                (3) Results of Operations. For the year ended December 31, 1999, the net asset value per Unit decreased 12.4% from $6,232.38 to $5,458.62. For the year ended December 31, 1998 the net asset value per Unit increased 11.5% from $5,587.94 to $6,232.38. For the year ended December 31, 1997, the net asset value per Unit increased 17.8% from $4,742.06 to $5,587.94.
         The Partnership experienced net trading loss of $2,447,630 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, metals, softs, livestock, grains and indices and were partially offset by gains in the trading of currencies, energy and U.S. interest rates.
     The Partnership experienced net trading gains of $2,787,816 before commissions and expenses for the year ended December 31, 1998. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and energy products and were partially offset by losses realized in metals, softs, grains and indices.
     The Partnership experienced net trading gains of $3,912,466 before commissions and expenses for the year ended December 31, 1997. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in the trading of energy products, grains, livestock and softs.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (4)  Operational Risk
         The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates. Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements. Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
         SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
         Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.
         The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.

                  The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 did not have a material impact on the operation or results of the Partnership.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
         (5)      New Accounting Pronouncements
         The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).

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

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $18,854,081.

                                December 31, 1999

                                  Year to Date
                                           % of Total       High           Low
Market Sector             Value at Risk  Capitalization  Value at Risk  Value at Risk
--------------------------------------------------------------------------------

Currencies
-Exchange Traded Contracts   $    9,654       0.05%     $1,032,005   $  650,468
-OTC Contracts                  772,587       4.10%         12,874       13,700
Energy                          142,600       0.76%        145,800      121,500
Grains                           29,550       0.16%         48,050       29,900
Interest rates U.S.             276,700       1.46%        357,150      236,051
Interest rates Non-U.S          605,380       3.21%      1,274,425      667,425
Livestock                         4,925       0.03%         11,225        9,666
Metal                           358,750       1.90%        473,200      247,100
Softs                           157,754       0.84%        162,423      102,891
Indices                         330,285       1.75%        627,583      172,971
                              ---------       ----
Total                        $2,688,185      14.26%
                             ==========      ======

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
                             ==========       =====


Material Limitations on Value at Risk as an Assessment of Market Risk.
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as, many times, the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         The Partnership also has non-trading cash flow risk as a result of investing a substantial portion (approximately 80%) (as well as any market risk it represents) of its available assets in U.S. Treasury bills for cash management purposes. Although the General Partner does not anticipate that, even in the case of major interest rate movements, the Partnership would sustain a material mark-to-market loss on its securities positions, if short-term interest rates decline so will the Partnership's cash management income. The Partnership also maintains a portion (approximately 24%) of its available assets in cash in interest-bearing accounts at the Commodity Broker. These cash balances are also subject (as well as any market risk they represent) to cash flow risk, which is not material.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments. Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
     Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.

         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1999, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial  bulk of the  Partnership's  commodity  exposure as of December  31,
1999.
     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
         Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securities portfolio. The Partnership holds only cash or interest-bearing, credit risk-free, short-term paper -- typically Treasury bills of duration up to 1 year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities, although substantially all of these short-term instruments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

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

Item 8.     Financial Statements and Supplementary Data.




                      HUTTON INVESTORS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                            Page
                                                            Number

   Oath or Affirmation                                       F-2

   Report of Independent Accountants.                        F-3

   Financial Statements:
   Statement of Financial Condition at
   December 31, 1999 and 1998.                               F-4

   Statement of Income and Expenses for
   the years ended December 31, 1999,
   1998 and 1997.                                            F-5

   Statement of Partners' Capital for the
   years ended December 31, 1999, 1998
   and 1997.                                                 F-6

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






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Hutton Investors Futures
      Fund L.P. II

     Smith Barney Futures Management LLC
     390 Greenwich Street
     1st Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
Hutton Investors Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Hutton Investors
Futures Fund L.P. II at December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                      Hutton Investors Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1999 and 1998

                                                        1999                1998
Assets:
Equity in commodity futures trading account:
   Cash and cash equivalents (Note 3b)                 $19,229,078   $21,116,563
   Net unrealized appreciation on open
   futures contracts                                       324,506     2,163,400
                                                       -----------   -----------
                                                       $19,553,584   $23,279,963
                                                       -----------   -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions on open futures contracts               $    73,856   $    80,379
   Incentive fees                                             --           5,645
   Professional fees                                        40,284        30,804
   Other                                                    23,125         3,623
  Redemptions payable (Note 5)                             562,238       180,739
                                                       -----------   -----------
                                                           699,503       301,189
                                                       -----------   -----------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 44 Unit equivalents outstanding
  in 1999 and 1998                                         240,179       274,225
  Limited Partners, 3,410 and 3,643 Units of Limited
  Partnership Interest outstanding in 1999 and 1998,
  respectively                                          18,613,902    22,704,549
                                                       -----------   -----------
                                                        18,854,081    22,978,774
                                                       $19,553,584   $23,279,963
                                                       -----------   -----------

See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1999, 1998 and 1997


                                                    1999           1998           1997
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains (losses) on closed
    positions                                  $  (608,736)   $ 1,909,731    $ 3,101,486
   Change in unrealized gains
    (losses) on open positions                  (1,838,894)       878,085        810,980
                                               -----------    -----------    -----------
                                                (2,447,630)     2,787,816      3,912,466
  Less, Brokerage commissions including
   clearing fees of $21,682, $18,793 and
   $17,953, respectively (Note 3b)                (740,877)      (725,585)      (653,350)
                                               -----------    -----------    -----------
  Net realized and unrealized gains (losses)    (3,188,507)     2,062,231      3,259,116
  Interest income (Note 3b)                        735,148        784,546        777,388
                                               -----------    -----------    -----------
                                                (2,453,359)     2,846,777      4,036,504
                                               -----------    -----------    -----------
Expenses:

  Incentive fees (Note 3a)                         222,126        446,819        641,927
  Professional fees                                 46,635         45,634         39,008
  Other expenses                                    24,290          4,287          7,502
                                               -----------    -----------    -----------
                                                   293,051        496,740        688,437
                                               -----------    -----------    -----------
Net income (loss)                              $(2,746,410)   $ 2,350,037    $ 3,348,067
                                               -----------    -----------    -----------
Net income (loss) per Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)              $   (773.76)   $    644.44    $    845.88
                                               -----------    -----------    -----------

See notes to financial statements.

                      Hutton Investors Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1999, 1998 and 1997

                                          Limited            General
                                         Partners            Partner            Total
Partners' capital at December 31, 1996   $ 18,944,515    $    208,650    $ 19,153,165
Net income                                  3,310,848          37,219       3,348,067
Redemption of 184 Units of
  Limited Partnership Interest               (959,742)           --          (959,742)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1997     21,295,621         245,869      21,541,490
Net income                                  2,321,681          28,356       2,350,037
Redemption of 168 Units of
  Limited Partnership Interest               (912,753)           --          (912,753)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1998     22,704,549         274,225      22,978,774
Net loss                                   (2,712,364)        (34,046)     (2,746,410)
Redemption of 233 Units of
  Limited Partnership Interest             (1,378,283)           --        (1,378,283)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1999   $ 18,613,902    $    240,179    $ 18,854,081
                                         ------------    ------------    ------------

See notes to financial statements.
                                                       F-6

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

    Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB.
    SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

    d. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
                                   F-7

3.  Agreements:

    a. Management Agreements:

       The General Partner has Management Agreements with Trendlogic Associates and John W. Henry & Company, Inc., (individually an "Advisor" or collectively, the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Agreements provide that the Advisors have sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to each management agreement, each Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the Trading Profits, as defined in the Management Agreements, on the assets under such Advisor's management.

    b. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which has been assigned to SSB, from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SSB at $50 per roundturn futures transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $3,005,430 and $2,552,926, respectively. The Customer Agreement provides that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. For the purposes of these financial statements, these U.S. Treasury obligations are cash equivalents. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $1,049,373 and $1,359,853, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999 and 1998 was $324,506 and $2,163,400, respectively, as detailed below.


                                           Fair Market Value
                                     December 31,   December 31,
                                            1999            1998
    Currencies:
        -Exchange Traded Contracts   $     5,475    $    (2,080)
        -OTC Contract                   (156,409)       161,573
    Energy                                76,787         53,388
    Grains                                37,761         17,550
    Interest Rates U.S.                  262,064       (160,305)
    Interest Rates Non-U.S                71,821      2,072,871
    Livestock                                810          5,520
    Metals                              (116,506)        24,909
    Softs                                 86,055         37,315
    Indices                               56,648        (47,341)
                                     -----------    -----------
    Total                            $   324,506    $ 2,163,400
                                     -----------    -----------


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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest during the years ended December 31,1999, 1998 and 1997 were as follows:


                                                      1999         1998         1997
 Net realized and unrealized gains (losses)   $    (896.58)$     570.01 $     824.10
 Interest income                                    203.69       207.46       195.38
 Expenses                                           (80.87)     (133.03)     (173.60)
                                                 ---------    ---------    ---------
 Increase (decrease) for year                      (773.76)      644.44       845.88
 Net asset value per
  Unit, beginning of year                         6,232.38     5,587.94     4,742.06
                                                 ---------    ---------    ---------
Net asset value per
  Unit, end of year                           $   5,458.62 $   6,232.38 $   5,587.94
                                                 ---------    ---------    ---------

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

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  New Accounting Pronouncements:

    The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
             During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant.
             The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.
Item 11.     Executive Compensation.
             The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SSB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item
1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 1999, SSB earned $740,877 in brokerage commissions and clearing fees.
             The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 1999, the Advisors earned $222,126 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
         (b). Security  ownership  of  management.   Under  the  terms  of  the
Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.3%) of Limited Partnership Interest as of December 31, 1999.
         (c). Changes in control.  None.
Item 13. Certain Relationships and Related Transactions.
         Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SSB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."
                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
        (a) (1) Financial Statements:
                Statement of Financial Condition at December 31, 1999 and 1998.
                Statement of Income and Expenses for the years ended December 31, 1999, 1998 and 1997.
                Statement of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.

                (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1999.
                (3)   Exhibits:
                    3. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1,
                         1987).
                    10.1 Form  of  Subscription   Agreement   (incorporated   by
                         reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5, 1987).
                    10.2 Form  of  Request  for  Redemption   (incorporated   by
                         reference from Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5, 1987).

                    10.3 Escrow   Agreement  dated  June  9,  1987,   among  the
                         Partnership, Hutton Commodity Management Inc., E.F. Hutton & Company Inc. and Chemical Bank (previously filed).
                    10.4 Brokerage  Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc. (previously filed).
                    10.5 Advisory  Agreement  dated as of March 31, 1987,  among the Partnership, Hutton Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. the Partnership, Hutton Commodity Management Inc., (previously filed).
                    10.6 Representation  Agreement  concerning the  Registration
                         Statement and the Prospectus dated as of June 9, 1987, among the Partnership, Hutton & Company Inc., Cresta Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. (previously filed).
                    10.7 Net Worth Agreement  dated as of June 3, 1987,  between
                         Hutton Commodity Management Inc. and the E.F. Hutton Group Inc. (previously filed).
                    10.8 Copy of  executed  Promissory  Note dated June 3, 1987, from The E.F. Hutton Group Inc. to Hutton Commodity Management Inc.(previously filed).

                    10.9 Letter  amending  and  extending  Management  Agreement dated March 31, 1987 among the Partnership, Hutton Commodity Management, Inc., John W. Henry & Company, Inc. and Desai & Company as of September 26, 1989 (previously filed).
                    10.10Letter  dated August 28, 1990 from the  Partnership  to
                         John W. Henry & Company, Inc. extending Management Agreement (filed as Exhibit k to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference)
                    10.11Letter dated August 28, 1990 from  Partnership to Desai
                         &  Company  extending  Management  Agreement  (filed as
                         Exhibit 1 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                    10.12Letter datede January 17, 1991 from the  Partnership to
                         Desai & Company terminating Management Agreement (filed as Exhibit m to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

                    10.13Advisory  Agreement  dated  January  30, 1991 among the
                         Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                    10.14Letter dated  August 30, 1991 from the General  Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
                    10.15Letter dated  August 30, 1991 from the General  Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).
                    10.16Letter dated  August 31, 1992 from the General  Partner to John W. Henry & Company, Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31, 1991).
                    10.17Letter dated  August 31, 1992 from the General  Partner to TrendLogic Associates, Inc. extending Advisory Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

                    10.18Letter dated  August 31, 1993 from the General  Partner to John W. Henry & Company, Inc. extending Advisory Agreements (filed as Exhibit s to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                    10.19Letter dated  August 31, 1993 from the General  Partner to TrendLogic Associates, Inc. (filed as Exhibit t to Form 10-K for the fiscal year ended December 31, 1993).
                    10.20Letter  dated   February  16,  1995  from  the  General
                         Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit u to Form 10-K for the fiscal year ended December 31, 1994)
                    10.21Letter  dated   February  16,  1995  from  the  General
                         Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).
                    10.22Letter  extending  Management  Agreements  with John W.
                         Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (previously filed).

                    10.23Letters  extending  Management  Agreements with John W.
                         Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).

                    10.24Letter  extending  Management  Agreements  with John W.
                         Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (filed herein).

         (b)      Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.

HUTTON INVESTORS FUTURES FUND L.P.II


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/ David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                  /s/ Jack H. Lehman III
David J. Vogel                                      Jack H. Lehman III
Director, Principal Executive                       Chairman and Director
Officer and President



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