Form 10-Q
period 2000-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2000-08-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2000

Commission File Number 0-16526


                HUTTON INVESTORS FUTURES FUND L.P. II
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        Delaware                                     13-3406160
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)


                     c/o Smith Barney Futures Management LLC
                          388 Greenwich St. - 7th. Fl.
                            New York, New York 10013
-------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

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

                                                                Page
                                                               Number

PART I - Financial Information:

  Item 1. Financial Statements:

          Statement of Financial Condition
          at June 30, 2000 and December 31,
          1999 (unaudited).                                     3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 2000
          and 1999 (unaudited).                                  4

          Notes to Financial Statements
          (unaudited)                                          5 - 8

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           9 - 10

  Item 3. Quantitative and Qualitative Disclosures
          of Market Risk                                      11 - 12

PART II - Other Information                                   13 - 16

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                              JUNE 30,      DECEMBER 31,
                                                2000           1999
                                            -----------   --------------


  ASSETS:

Equity in commodity futures trading account:
Cash and cash equivalents                    $15,484,725   $19,229,078

Net unrealized appreciation on open
futures contracts                                 10,700       324,506
                                             -----------   -----------
                                              15,495,425    19,553,584

Interest receivable                               71,354          --
                                             -----------   -----------
                                             $15,566,779   $19,553,584
                                             ===========   ===========





LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
Accrued expenses:
Commissions on open futures contracts        $    69,167   $    73,856
Other                                             57,072        63,409
Redemptions payable                              777,921       562,238

                                             -----------   -----------

                                                 904,160       699,503

                                             -----------   -----------

Partners' capital :

General Partner, 44 Unit equivalents
outstanding in 2000 and 1999, respectively       207,445       240,179
Limited Partners, 3,066 and 3,410 Units
of Limited Partnership Interest
outstanding in 2000 and 1999, respectively    14,455,174    18,613,902

                                             -----------   -----------
                                              14,662,619    18,854,081

                                             -----------   -----------

                                             $15,566,779   $19,553,584
                                             ===========   ===========


  See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ---------------------------     -----------------------------
                                                            2000           1999             2000             1999
                                                       ---------------------------     -----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
Realized gains (losses) on closed positions            $   (895,848)   $  1,208,944    $ (2,124,587)   $  1,763,901
Change in unrealized gains (losses) on open
positions                                                  (546,747)      1,143,788        (313,806)       (272,596)

                                                       ------------    ------------    ------------    ------------

                                                         (1,442,595)      2,352,732      (2,438,393)      1,491,305
Less, brokerage commissions including clearing fees
of $5,233, $5,301, $10,604 and $11,304, respectively       (168,631)       (197,530)       (394,226)       (420,265)

                                                       ------------    ------------    ------------    ------------

Net realized and unrealized gains (losses)               (1,611,226)      2,155,202      (2,832,619)      1,071,040
Interest income                                             200,319         181,818         367,000         361,217

                                                       ------------    ------------    ------------    ------------

                                                         (1,410,907)      2,337,020      (2,465,619)      1,432,257

                                                       ------------    ------------    ------------    ------------


Expenses:
Other expenses                                               10,039         222,126          26,332         222,126
Incentive fees                                                 --            12,297            --            25,171

                                                       ------------    ------------    ------------    ------------

                                                             10,039         234,423          26,332         247,297

                                                       ------------    ------------    ------------    ------------

Net income (loss)                                        (1,420,946)      2,102,597      (2,491,951)      1,184,960
Redemptions                                                (777,921)       (433,108)     (1,699,511)       (756,216)

                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in Partners' capital             (2,198,867)      1,669,489      (4,191,462)        428,744

Partners' capital, beginning of period                   16,861,486      21,738,029      18,854,081      22,978,774

                                                       ------------    ------------    ------------    ------------

Partners' capital, end of period                       $ 14,662,619    $ 23,407,518    $ 14,662,619    $ 23,407,518
                                                       ============    ============    ============    ============

Net asset value per Unit
(3,110 and 3,567 Units outstanding
at June 30, 2000 and 1999, respectively)               $   4,714.67    $   6,562.24    $   4,714.67    $   6,562.24
                                                       ============    ============    ============    ============


Net gain (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent           $    (433.88)   $     578.75    $    (743.95)   $     329.86
                                                       ============    ============    ============    ============

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

   2.  Net Asset Value Per Unit:

           Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:

                                   THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                   2000        1999         2000          1999
                                ---------    --------    ---------      -------

   Net realized and unrealized
gains (losses)                  $(491.98)   &  593.23     $(845.60)   $  299.18
Interest income                    61.17        50.05       109.43        98.71
Expenses                           (3.07)      (64.53)       (7.78)      (68.03)
                                ---------    ---------    ---------    ---------


Increase (decrease) for
period                           (433.88)      578.75      (743.95)      329.86

Net Asset Value per Unit,
beginning of period             5,148.55     5,983.49     5,458.62     6,232.38
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
end of period                  $4,714.67   & 6,562.24   $ 4,714.67   $ 6,562.24
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

        All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $658,030 and $1,049,373, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $10,700 and $324,506, respectively, as detailed below.

                               Fair Value
                             June 30,   December 31,
                              2000          1999

Currency:
-Exchange Traded Contracts   $ (397)   $   5,475
-OTC Contracts             (312,829)     (156,409)
Energy                       84,094       76,787
Grains                       96,009       37,761
Interest Rates U.S.          34,950      262,064
Interest Rates Non-U.S.      14,034       71,821
Livestock                     6,020          810
Metals                      (66,850)    (116,506)
Softs                        47,226       86,055
Indices                     108,443       56,648
                          ---------    ---------

Total                     $  10,700    $ 324,506
                          =========    =========


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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents (such as U.S. Treasury Bills, which constituted approximately 34% of the Partnership's assets at June 30, 2000) and net unrealized appreciation (depreciation) on open futures contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2000.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 2000, Partnership capital decreased 22.2% from $18,854,081 to $14,662,619. This decrease was attributable to net loss from operations of $2,491,951 coupled with the redemption of 344 units resulting in an outflow of $1,699,511 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

         During the Partnership's second quarter of 2000, the net asset value per unit decreased 8.4% from $5,148.55 to $4,714.67 as compared to an increase of 9.7% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $1,442,595. Losses were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, livestock, energy, currencies and metals and were partially offset by gains in softs, grains and indices. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 1999 of $2,352,732. Gains were primarily attributable to the trading of commodity futures in currencies, metals, U.S. and non-U.S. interest rates, indices and energy and were partially offset by losses in grains, livestock and softs.

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

         Interest income earned on U.S. Treasury Bills for the three and six months ended June 30, 2000, increased by $18,501 and $5,783, respectively, as compared to the corresponding periods in 1999. Fluctuations in interest income are due to the percentage of U.S. Treasury Bills to assets held by the Partnership varying as a result of the effects of trading performance on Partnership equity.

         Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2000 decreased by $28,899 and $26,039, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $12,297 and $25,171, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $14,662,619. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.



                                  June 30, 2000
                                   (Unaudited)

                                                                  Year to Date
                                                 % of Total     High       Low
Market Sector                Value at Risk    Capitalization    Value at Risk
---------------------------------------------------------------------------------

Currencies:
- Exchange Traded Contracts   $    8,319              0.06% $  15,705   $    8,319
- OTC Contracts                  661,999              4.51%   990,070      403,037
Energy                           187,200              1.28%   225,800       45,000
Grains                            40,000              0.27%    41,850       28,450
Interest Rates U.S.               83,100              0.57%   327,700       44,793
Interest Rates Non-U.S.          698,610              4.76% 1,102,465      473,662
Livestock                          2,100              0.01%     4,925        2,100
Metals                           129,700              0.88%   397,750       93,750
Softs                             94,851              0.65%   157,204       84,172
Indices                          279,547              1.91%   466,824      121,147
                               ----------             -----
Total                         $2,185,426             14.90%
                              ==========           ==========

                 PART II OTHER INFORMATION

Item 1. Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.


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

Date:    8/14/00

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:    8/14/00



By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and Director


Date:    8/14/00