Form 10-Q
period 2000-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2000-11-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000

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

                                                                        Page
                                                                       Number

PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition
                  at September 30, 2000 and December 31,
                  1999 (unaudited).                                       3

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  and nine months ended September 30,
                  2000 and 1999 (unaudited).                              4

                  Notes to Financial Statements
                  (unaudited)                                           5 - 9

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           10 - 11

       Item 3.    Quantitative and Qualitative Disclosures
                  of Market Risk                                       12 - 13

PART II - Other Information                                              14

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2000            1999
                                                  -------------    -------------


ASSETS:

Equity in commodity futures
trading account:
Cash                                               $ 14,678,443     $ 19,229,078

Net unrealized appreciation
(depreciation) on open contracts                       (956,195)         324,506
                                                   ------------     ------------
                                                     13,722,248       19,553,584

Interest Income                                          74,065                -
                                                   ------------     ------------
                                                   $ 13,796,313     $ 19,553,584
                                                   ============     ============





LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
Accrued expenses:
Commissions on open futures contracts              $     85,783     $     73,856
Other                                                    49,375           63,409
Redemptions payable                                   1,519,857          562,238

                                                   ------------     ------------

                                                      1,655,015          699,503

                                                   ------------     ------------
Partners' capital :

General Partner, 44 Unit equivalents
outstanding in 2000 and 1999,
respective1y                                             93,277          240,179
Limited Partners, 2,720 and 3,410 Units
of Limited Partnership Interest
outstanding in 2000 and 1999, respectively           11,948,021       18,613,902

                                                   ------------     ------------
                                                     12,141,298       18,854,081

                                                   ------------     ------------

                                                   $ 13,796,313     $ 19,553,584
                                                   ============     ============


  See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    -----------------------------
                                                                            2000           1999             2000          1999

                                                                       ------------    ------------    ------------    -------------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions                            $   (101,201)   $   (188,680)   $ (2,225,788)    $ 1,575,221
Change in unrealized losses on open
positions                                                                  (966,895)     (1,859,291)     (1,280,701)     (2,131,887)

                                                                       ------------    ------------    ------------    ------------

                                                                         (1,068,096)     (2,047,971)     (3,506,489)       (556,666)
Less, brokerage commissions including clearing fees
of $3,631, $5,610, $14,235 and $16,914, respectively                       (174,754)       (187,139)       (568,980)       (607,404)

                                                                       ------------    ------------    ------------    ------------

Net realized and unrealized losses                                       (1,242,850)     (2,235,110)     (4,075,469)     (1,164,070)
Interest income                                                             241,386         190,818         608,386         552,035

                                                                       ------------    ------------    ------------    ------------

                                                                         (1,001,464)     (2,044,292)     (3,467,083)       (612,035)

                                                                       ------------    ------------    ------------    ------------

Expenses:
Other                                                                             -          22,274          26,332          47,445
Incentive fees                                                                    -               -               -         222,126

                                                                       ------------    ------------    ------------    ------------

                                                                                  -          22,274          26,332         269,571

                                                                       ------------    ------------    ------------    ------------

Net loss                                                                 (1,001,464)     (2,066,566)     (3,493,415)       (881,606)
Redemptions                                                              (1,519,857)        (59,829)     (3,219,368)       (816,045)

                                                                       ------------    ------------    ------------    ------------

Net decrease in Partners' capital                                        (2,521,321)     (2,126,395)     (6,712,783)     (1,697,651)

Partners' capital, beginning of period                                   14,662,619      23,407,518      18,854,081      22,978,774

                                                                       ------------    ------------    ------------    ------------

Partners' capital, end of period                                       $ 12,141,298    $ 21,281,123    $ 12,141,298    $ 21,281,123
                                                                       ------------    ------------    ------------    ------------

Net asset value per Unit
(2,764 and 3,557 Units outstanding
at September 30, 2000 and 1999, respectively)                          $   4,392.65    $   5,982.89    $   4,392.65    $   5,982.89
                                                                       ------------    ------------    ------------    ------------


Net loss per Unit of Limited Partnership
Interest and General Partner Unit equivalent                           $    (322.02)   $    (579.35)   $  (1,065.97)   $    (249.49)
                                                                       ------------    ------------    ------------    ------------

See Notes to Finanacial Statements
                                        4

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 2000
                                   (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)



  2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                           THREE-MONTHS ENDED                        NINE-MONTHS ENDED
                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                    ------------------------------            -----------------------------
                                        2000              1999                    2000             1999
                                    ------------       -----------            ------------      -----------

  Net realized and unrealized
   losses                              $ (399.63)      $ (626.61)               $(1,245.23)      $ (327.43)
  Interest income                          77.61           53.50                    187.04          152.21
  Expenses                                   -             (6.24)                    (7.78)         (74.27)
                                       ---------        ----------              ----------       ----------


  Decrease for period                    (322.02)        (579.35)                (1,065.97)        (249.49)

  Net Asset Value per Unit,
    beginning of period                 4,714.67        6,562.24                  5,458.62        6,232.38
                                       ----------      ----------               ----------       ---------

  Net Asset Value per Unit,
    end of period                      $4,392.65       $5,982.89                 $4,392.65       $5,982.89
                                       ==========      ==========                ==========      =========


                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $361,741 and $1,049,373, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(956,195) and $324,506, respectively, as detailed below.

                                                  Fair Value
                                        September 30,     December 31,
                                           2000                1999
                                        -------------      -----------

Currency:
  -  Exchange Traded Contracts            $ (15,863)        $   5,475
   -   OTC Contracts                       (975,954)         (156,409)
Energy                                        2,062            76,787
Grains                                      119,912            37,761
Interest Rates U.S.                          51,594           262,064
Interest Rates Non-U.S.                    (225,753)           71,821
Livestock                                       840               810
Metals                                       27,889           (116,506)
Softs                                       (13,717)           86,055
Indices                                      72,795            56,648
                                          ----------        ---------

Total                                     $(956,195)        $ 324,506
                                          ==========        =========


4.    Financial Instrument Risk:

      The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset,

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2000.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 35.6% from $18,854,081 to $12,141,298. This decrease was attributable to net loss from operations of $3,493,415 coupled with the redemption of 690 units resulting in an outflow of $3,219,368 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

      During the Partnership's third quarter of 2000, the net asset value per unit decreased 6.8% from $4,714.67 to $4,392.65 as compared to a decrease of 8.8% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $1,068,096. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains, U.S. interest rates and livestock. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $2,047,971. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, grains, metals, livestock and indices and were partially offset by gains in energy and softs.

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

      Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2000 increased by $50,568 and $56,351, respectively, as compared to the corresponding periods in 1999. The increase in interest income is primarily due to the fact that the fund no longer holds U.S. Treasury bills, rather the excess cash is held in the trading account were it earns interest at a higher rate than in the previous periods.

      Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2000 decreased by $12,385 and $38,424, respectively, as compared to the corresponding periods in 1999.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $ 0 and $222,126, respectively.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $12,141,298. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.



                               September 30, 2000
                                   (Unaudited)

                                                                                    Year to Date
                                                      % of Total              High                 Low
Market Sector                      Value at Risk    Capitalization        Value at Risk      Value at Risk
----------------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts        $   15,300            0.12%              $217,375           $   8,319
 - OTC Contracts                       564,758            4.65%               990,070             398,746
Energy                                 205,200            1.69%               227,200              45,000
Grains                                  28,700            0.23%                41,850              28,450
Interest Rates U.S.                     91,700            0.76%               327,700              44,793
Interest Rates Non-U.S.                482,853            3.98%             1,102,465             473,662
Livestock                                4,500            0.04%                 4,925               2,100
Metals                                 165,950            1.37%               397,750              93,750
Softs                                   62,868            0.52%               157,204              31,371
Indices                                324,047            2.67%               466,824             121,147
                                   -----------           ------

Total                               $1,945,876           16.03%
                                    ==========           ======


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings -

               For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

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

Date:      11/14/00

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Smith Barney Futures Management LLC
        (General Partner)


By: /s/ David J. Vogel, President
        David J. Vogel, President


Date:      11/14/00



By: /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and Director


Date:      11/14/00