Form 10-K
period 2000-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2001-03-29
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2000

Commission File Number 0-16526

                      HUTTON INVESTORS FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3406160
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                        New York, New York 10013 (Address
                  and Zip Code of principal executive offices)
                                 (212) 723-5424
              (Registrant's telephone number, including area code)

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

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $16,042,033 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART I

Item 1. Business.

      (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 2000, 1999 and 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."
      Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
      The Partnership trades futures, forwards and options contracts, if applicable, on commodities on United States of America and foreign commodity exchanges through a commodity brokerage account maintained with SSB.

       Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
        As of December 31, 2000, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). Two of the principals of TrendLogic Associates, Inc., Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
      The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
      Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's New Trading Profits (as defined in the Management Agreements).

      Under the terms of a customer agreement between the Partnership and SSB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Through April 30, 2000 the General Partner (through SSB) invested approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills). Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2000 was $16,096,441.
      (c)     Narrative  description  of business.
              See  Paragraphs  (a) and (b)
              above.
              (i) through (x) - Not applicable.

              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
      (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2. Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
       Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
       There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
       In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S.

 District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.

       Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.
       In December 1996, a complaint seeking unspecified  monetary damages was
 filed  by  Orange  County,   California  against  numerous  brokerage  firms,
 including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.
       In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.

      It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
       In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
       In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
       In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.
 Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the year ended December 31, 2000.
                                    PART II
 Item 5. Market for Registrant's Common Equity and Related Security Holder Matters.
    (a)Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
    (b)Holders. The number of holders of Units of Partnership Interest as of December 31, 2000 was 291.

     (c)Distribution. The Partnership did not declare a distribution in 2000 or 1999.
     (d)Use of Proceeds. There were no additional sales in the years ended December 31, 2000, 1999 and 1998.

Item 6. Selected Financial Data.
           Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and total assets as of December 31, 2000, 1999, 1998, 1997 and 1996 were as follows:

                                          2000              1999               1998             1997            1996
                                      ------------      -------------      ------------     ------------    --------

Net realized and unrealized
 trading gains (losses) net
 of brokerage  commissions
 and clearing fees of $731,557,
 $740,877, $725,585, $653,350
 and $609,752, respectively             $  417,740       $(3,188,507)      $2,062,231        $3,259,116      $4,725,245


Interest income                            699,719          735,148           784,546           777,388         625,578
                                         ----------     -------------      -----------       -----------     ----------

                                        $1,117,459      $(2,453,359)       $2,846,777        $4,036,504      $5,350,823
                                        ===========     =============      ===========       ===========     ==========


Net income (loss)                       $1,097,353      $(2,746,410)       $2,350,037        $3,348,067      $4,409,205
                                        ===========     =============      ===========       ===========     ==========


Increase (decrease)
 in net asset value
 per Unit                                  $594.95         $(773.76)          $644.44           $845.88       $1,069.22
                                           ========        ==========         ========          ========      =========


Total assets                           $16,864,975      $19,553,584       $23,279,963       $22,381,511     $20,205,672
                                       ============     =============     ============      ============    ===========


Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.
           (1) Liquidity. The Partnership does not engage in sales of goods or services. The Partnership's only assets are its equity in its commodity futures trading account, consisting of cash and net unrealized appreciation (depreciation) on open positions. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Substantial losses resulting from such price movements could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (a) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
           (b) The Partnership diversifies its positions among various commodities. The Partnership does not initiate additional positions in a commodity if such additional positions would result in a net long or short position in such commodity requiring as margin more than 15% of the net assets of the Partnership.
           (c) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66 2/3% of the Partnership's net assets.
           (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

           (e) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
      Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or on December 31, 2007.
           (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.
           (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained.
           No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 10 business days notice to the General Partner. For the year ended December 31, 2000, 795 Units were redeemed for a total of $3,854,993. For the year ended December 31, 1999, 233 Units were redeemed for a total of $1,378,283. For the year ended December 31, 1998, 168 Units were redeemed for a total of $912,753.
           (3) Results of Operations. For the year ended December 31, 2000, the net asset value per Unit increased 10.9% from $5,458.62 to $6,053.57. For the year ended December 31, 1999, the net asset value per Unit decreased 12.4% from $6,232.38 to $5,458.62. For the year ended December 31, 1998 the net asset value per Unit increased 11.5% from $5,587.94 to $6,232.38.
           The Partnership experienced net trading gains of $1,149,297 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading in currencies, energy products, U.S. interest rates and indices and were partially offset by losses recognized in the trading of metals, grains, livestock, non-U.S. interest rates and softs.
      The Partnership experienced net trading losses of $2,447,630 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, metals, softs, livestock, grains and indices and were partially offset by gains in the trading of currencies, energy products and U.S. interest rates.
      The Partnership experienced net trading gains of $2,787,816 before commissions and expenses for the year ended December 31, 1998. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and energy products and were partially offset by losses realized in metals, softs, grains and indices.
      Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

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

      In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
      The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
      In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $16,096,441.
                                December 31, 2000

                                                                                          Year to Date
                                                              % of Total               High             Low
Market Sector                           Value at Risk       Capitalization         Value at Risk   Value at Risk
----------------------------------------------------------------------------------------------------------------

Currencies
-Exchange Traded Contracts               $   15,928               0.10%              $217,375          $  8,319
-OTC Contracts                              503,490               3.13%               990,070           398,746
Energy                                      198,000               1.23%               314,200            27,000
Grains                                      182,600               1.13%               622,400            28,400
Interest rates U.S.                         190,850               1.19%               327,700            44,793
Interest rates Non-U.S.                     881,303               5.47%             1,102,465           429,750
Livestock                                     4,260               0.03%                 4,925             2,100
Metals (Exchange Traded and
 OTC Contracts)                             122,000               0.76%               397,750            93,750
Softs                                        77,174               0.48%               157,204            31,371
Indices                                     353,301               2.19%               466,824           121,147
                                         ----------              ------

Total                                    $2,528,906              15.71%
                                         ==========              ======

As of December 31, 1999, the Partnership's total capitalization was $18,854,081.
                                December 31, 1999

                                                                                            Year to Date

                                                           % of Total                 High                Low
Market Sector                           Value at Risk    Capitalization           Value at Risk      Value at Risk
------------------------------------------------------------------------------------------------------------------

Currencies
-Exchange Traded Contracts               $   87,654             0.46%              $   87,654          $ 30,707
-OTC Contracts                              772,587             4.10%               1,030,602           532,946
Energy                                      142,600             0.76%                 145,800           121,500
Grains                                       29,550             0.16%                  48,050            28,850
Interest rates U.S.                         198,700             1.05%                 357,150           159,510
Interest rates Non-U.S.                     605,380             3.21%               1,274,425           395,007
Livestock                                     4,925             0.03%                  11,225             2,800
Metals (Exchange Traded and
 OTC Contracts)                             358,750             1.90%                 473,200            71,000
Softs                                       157,754             0.84%                 162,423            70,017
Indices                                     330,285             1.75%                 627,583           127,011
                                         ----------            ------

Total                                    $2,688,185            14.26%
                                         ==========            ======



Material Limitations on Value at Risk as an Assessment of Market Risk.
      The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as, many times, the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
      The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
      Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
      The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
      The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
      Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
      Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
      Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2000, the Partnership's primary exposures were in the Financial

Times (England) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
      Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
      Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2000.
      Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
      The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

      Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
      The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
      The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
      Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
      As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.  Financial Statements and Supplementary Data.




                      HUTTON INVESTORS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number

                  Oath or Affirmation                                  F-2

                  Report of Independent Accountants.                   F-3

                  Financial Statements:
                  Statement of Financial Condition at
                  December 31, 2000 and 1999.                          F-4

                  Statement of Income and Expenses for
                  the years ended December 31, 2000,
                  1999 and 1998.                                       F-5

                  Statement of Partners' Capital for the
                  years ended December 31, 2000, 1999
                  and 1998                                             F-6

                  Notes to Financial Statements.                    F-7 - F-11

                           To The Limited Partners of
                      Hutton Investors Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Hutton Investors Futures
      Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                          Report of Independent Accountants

To the Partners of
Hutton Investors Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Hutton Investors
Futures Fund L.P. II at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                                Hutton Investors
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                  2000                1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3b)                                    $14,125,192     $19,229,078
   Net unrealized appreciation on open
    positions                                          2,678,594         324,506
                                                     -----------     -----------
                                                      16,803,786      19,553,584
Interest Income                                           61,189            --
                                                     -----------     -----------
                                                     $16,864,975     $19,553,584
                                                     -----------     -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                       $    93,670     $    73,856
   Professional fees                                      35,068          40,284
   Other                                                   4,171          23,125
  Redemptions payable (Note 5)                           635,625         562,238
                                                     -----------     -----------
                                                         768,534         699,503
                                                     -----------     -----------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 44 Unit equivalents
   outstanding in 2000 and 1999                          266,357         240,179
  Limited Partners 2,615 and 3,410 Units
   of Limited Partnership
   Interest outstanding in 2000 and 1999,
   respectively                                       15,830,084      18,613,902
                                                     -----------     -----------
                                                      16,096,441      18,854,081
                                                     -----------     -----------
                                                     $16,864,975     $19,553,584
                                                     -----------     -----------


See notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                         2000           1999              1998
Income:
  Net gains (losses) on
   trading of commodity interests:
   Realized  gains (losses)
    on closed positions             $(1,204,791)    $  (608,736)    $ 1,909,731
   Change in unrealized
    gains (losses) on
    open positions                    2,354,088      (1,838,894)        878,085
                                    -----------     -----------     -----------
                                      1,149,297      (2,447,630)      2,787,816
  Less,
   Brokerage commissions
   including clearing fees
   of $17,497, $21,682 and
   $18,793, respectively
   (Note 3b)                           (731,557)       (740,877)       (725,585)
                                    -----------     -----------     -----------
  Net realized
   and unrealized
   gains (losses)                       417,740      (3,188,507)      2,062,231
  Interest income
   (Note 3b)                            699,719         735,148         784,546
                                    -----------     -----------     -----------
                                      1,117,459      (2,453,359)      2,846,777
                                    -----------     -----------     -----------
Expenses:
  Professional fees                      20,106          46,635          45,634
  Other expenses                           --            24,290           4,287
  Incentive fees
  (Note 3a)                                --           222,126         446,819
                                    -----------     -----------     -----------
                                         20,106         293,051         496,740
                                    -----------     -----------     -----------
Net income (loss)                   $ 1,097,353     $(2,746,410)    $ 2,350,037
                                    -----------     -----------     -----------
Net income
  (loss) per Unit of
  Limited Partnership
  Interest and General
  Partner Unit equivalent
  (Notes 1 and 6                    $    594.95     $   (773.76)    $    644.44
                                    -----------     -----------     -----------



See notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                      Limited         General
                                      Partners         Partner         Total
Partners' capital at
  December 31, 1997                $ 21,295,621    $    245,869    $ 21,541,490
Net income                            2,321,681          28,356       2,350,037
Redemption of 168
  Units of Limited
  Partnership Interest                 (912,753)           --          (912,753)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1998                  22,704,549         274,225      22,978,774
Net loss                             (2,712,364)        (34,046)     (2,746,410)
Redemption of 233 Units of
  Limited Partnership
  Interest                           (1,378,283)           --        (1,378,283)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1999                  18,613,902         240,179      18,854,081
Net income                            1,071,175          26,178       1,097,353
Redemption of 795 Units of
  Limited Partnership
  Interest                           (3,854,993)           --        (3,854,993)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 2000                $ 15,830,084    $    266,357    $ 16,096,441
                                   ------------    ------------    ------------


See notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements


1.  Partnership Organization:

     Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of Delaware on March 31, 1987 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 30,000 Units of Limited Partnership Interest ("Units") during its initial offering period.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

3.  Agreements:

    a. Management Agreements:

       The General Partner has Management Agreements with Trendlogic Associates and John W. Henry & Company, Inc., (the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SSB. The Agreements provide that the Advisors have sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to each management agreement, each Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, on the assets under such Advisor's management.

    b. Customer Agreement:

       The Partnership has entered into a Customer Agreement, which has been assigned to SSB, from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SSB at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $2,790,726 and $3,005,430, respectively. Through April 30, 2000, the Customer Agreement provided that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $625,386 and $1,049,373, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $2,678,594 and $324,506, respectively, as detailed below.

                                                        Fair Market Value

                                                    December 31,    December 31,
                                                        2000             1999
Currencies:
    -Exchange Traded Contracts                      $    53,797     $     5,475
    -OTC Contracts                                    1,065,113        (156,409)
Energy                                                  125,770          76,787
Grains                                                   33,440          37,761
Interest Rates U.S.                                     592,991         262,064
Interest Rates Non-U.S                                  593,276          71,821
Livestock                                                 6,750             810
Metals (Exchange Traded and OTC Contracts)              (41,972)       (116,506)
Softs                                                   (48,067)         86,055
Indices                                                 297,496          56,648
                                                    -----------     -----------
Total                                               $ 2,678,594     $   324,506
                                                    -----------     -----------

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest during the years ended December 31, 2000, 1999 and 1998 were as follows:




                                            2000        1999        1998
Net realized and unrealized
gains (losses)                           $ 380.39  $  (896.58)   $ 570.01
Interest income                            220.09      203.69      207.46
Expenses                                    (5.53)     (80.87)    (133.03)
                                           --------    --------    --------
Increase (decrease) for year               594.95     (773.76)     644.44
Net asset value per
 Unit, beginning of year                 5,458.62    6,232.38    5,587.94
                                         --------    --------    --------
Net asset value per
 Unit, end of year                     $ 6,053.57  $ 5,458.62   $6,232.38
                                         --------    --------    --------

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

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SSB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item
1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2000, SSB earned $731,557 in brokerage commissions and clearing fees.
      The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." For the year ended December 31, 2000, the Advisors did not earn an incentive fee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
            (a). Security  ownership of certain  beneficial  owners.
                 The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b).  Security  ownership  of  management.  Under  the  terms of the
Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.6%) of Limited Partnership Interest as of December 31, 2000.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
            Salomon Smith Barney Inc. and Smith Barney  Futures  Management  LLC
would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SSB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."
                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) (1)   Financial Statements:
                Statement of Financial Condition at December 31, 2000 and 1999. Statement of Income and Expenses for the years ended December

                31, 2000, 1999 and 1998.
                Statement of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.
           (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2000.
           (3) Exhibits:
                     3. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1,
                           1987).
                    10.1 Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5, 1987).
                    10.2 Form of Request for Redemption (incorporated by reference from Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5, 1987).
                    10.3 Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management Inc., E.F. Hutton & Company Inc. and Chemical Bank (previously filed).

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

                           Commodity Management, Inc., John W. Henry & Company, Inc. and Desai & Company as of September 26, 1989 (previously filed).
                    10.10 Letter dated August 28, 1990 from the Partnership to John W. Henry & Company, Inc. extending Management Agreement (filed as Exhibit k to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                    10.11 Letter dated August 28, 1990 from Partnership to Desai & Company extending Management Agreement (filed as Exhibit l to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                    10.12 Letter dated January 17, 1991 from the Partnership to Desai & Company terminating Management Agreement (filed as Exhibit m to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
                    10.13 Advisory Agreement dated January 30, 1991 among the Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and
                           incorporated   herein  by reference).

                    10.14 Letter dated August 30, 1991 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
                    10.15 Letter dated August 30, 1991 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).
                    10.16 Letter dated August 31, 1992 from the General Partner to John W. Henry & Company, Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31,
                           1991).
                    10.17 Letter dated August 31, 1992 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                    10.18 Letter dated August 31, 1993 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreements (filed as Exhibit s to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                    10.19 Letter dated August 31, 1993 from the General Partner to TrendLogic Associates, Inc. (filed as Exhibit t to Form 10-K for the fiscal year ended December 31,
                           1993).
                    10.20 Letter dated February 16, 1995 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit u to Form 10-K for the fiscal year ended December 31, 1994).
                    10.21 Letter dated February 16, 1995 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).
                    10.22 Letter extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (previously filed).
                    10.23 Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).

                    10.24 Letter extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (previously filed).
                    10.25 Letter extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2000 (filed herein).

      (b)   Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.

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