Form 10-Q
period 2001-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2001-05-15
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2001
                      --------------

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

                                                                   Page
                                                                  Number

PART I - Financial Information:

   Item 1.   Financial Statements:

             Statement of Financial Condition
             at March 31, 2001 and December 31,
             2000 (unaudited).                                        3

             Statement of Income and Expenses and Partners' Capital
             for the three months ended March 31, 2001 and 2000
             (unaudited).                                             4

             Notes to Financial Statements
             (unaudited)                                            5 - 9

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                            10 - 11

   Item 3.   Quantitative and Qualitative Disclosures
             of Market Risk                                        12 - 13

PART II - Other Information                                          14

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)



                                                       MARCH 31,    DECEMBER 31,
                                                          2001          2000
                                                      -----------  -------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                 $17,086,027   $14,125,192
  Net unrealized appreciation on open positions          1,552,826     2,678,594
                                                       -----------   -----------
                                                        18,638,853    16,803,786
Interest Income                                             52,227        61,189
                                                       -----------   -----------
                                                       $18,691,080   $16,864,975
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                          $    84,203   $    93,670
  Other                                                     40,693        39,239
  Incentive fees                                            72,636          --
 Redemptions payable                                       354,709       635,625
                                                       -----------   -----------
                                                           552,241       768,534
                                                       -----------   -----------
Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2001 and 2000                           306,024       266,357
  Limited Partners, 2,564 and 2,615 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively          17,832,815    15,830,084
                                                       -----------   -----------
                                                        18,138,839    16,096,441
                                                       -----------   -----------
                                                       $18,691,080   $16,864,975
                                                       ===========   ===========



See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -----------------------------
                                                           2001             2000
                                                      -----------     -------------
Net gains (losses) on trading of commodity
   interests:
Realized gains (losses) on closed positions           $  3,608,849    $ (1,228,739)
Change in unrealized gains (losses) on open
   positions                                            (1,125,768)        232,941
                                                      ------------    ------------
                                                         2,483,081        (995,798)
Less, brokerage commissions including clearing fees
  of $4,010 and $5,371, respectively                      (154,705)       (225,595)
                                                      ------------    ------------
Net realized and unrealized gains (losses)               2,328,376      (1,221,393)
  Interest income                                          153,695         166,681
                                                      ------------    ------------
                                                         2,482,071      (1,054,712)
                                                      ------------    ------------

Expenses:
  Other expenses                                            12,328          16,293
  Incentive fees                                            72,636            --
                                                      ------------    ------------
                                                            84,964          16,293
                                                      ------------    ------------
Net income (loss)                                        2,397,107      (1,071,005)
Redemptions                                               (354,709)       (921,590)
                                                      ------------    ------------
Net increase (decrease) in Partners' capital             2,042,398      (1,992,595)
Partners' capital, beginning of period                  16,096,441      18,854,081
                                                      ------------    ------------
Partners' capital, end of period                      $ 18,138,839    $ 16,861,486
                                                      ============    ============
Net asset value per Unit
  (2,608 and 3,275 Units outstanding
  at March 31, 2001 and 2000, respectively)           $   6,955.08    $   5,148.55
                                                      ============    ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     901.51    $    (310.07)
                                                      ============    ============

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made by John W. Henry & Company, Inc. and TrendLogic Associates, (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                          THREE-MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                         2001        2000
                                      --------     ---------

Net realized and unrealized
 gains (losses)                       $ 875.66    $ (353.62)
Interest income                          57.80        48.26
Expenses                                (31.95)       (4.71)
                                      ---------    ---------

Increase (decrease) for  period         901.51      (310.07)

Net Asset Value per Unit,
  beginning of period                 6,053.57     5,458.62
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                     $ 6,955.08    $5,148.55
                                     =========    =========


Total return                               14.9%
                                          ------
Ratio of expenses, including
 brokerage commissions, to average
 net assets*                                1.1%
                                           -----
Ratio of net income to average
 net assets*                               10.8%
                                           ----
*  Annualized

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $2,235,243 and $625,386, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $1,552,826 and $2,678,594, respectively, as detailed below.

                                       Fair Value
                               ----------------------------
                                 March 31,     December 31,
                                   2001           2000
                               ----------     -------------

Currency:
 - Exchange Traded Contracts   $    42,192    $    53,797
 - OTC Contracts                   842,931      1,065,113
Energy                               6,886        125,770
Grains                              40,358         33,440
Interest Rates U.S.                 68,710        592,991
Interest Rates Non-U.S              68,617        593,276
Livestock                             (510)         6,750
Metals:
 - Exchange Traded Contracts        50,700         (5,245)
 - OTC Contracts                    48,873        (36,727)
Softs                              187,531        (48,067)
Indices                            196,538        297,496
                               -----------    -----------
Total                          $ 1,552,826    $ 2,678,594
                               ===========    ===========

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 12.7% from $16,096,441 to $18,138,839. This increase was attributable to net income from operations of $2,397,107 which was partially offset by the redemption of 51 Units resulting in an outflow of $354,709 for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 14.9% from $6,053.57 to $6,955.08 as compared to a decrease of 5.7% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $2,483,081. Gains were primarily attributable to the trading of commodity contracts in currencies, softs, livestock, U.S and non-U.S. interest rates, metals and indices and were partially offset by losses in energy and grains. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $995,798. Losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, grains, softs, livestock, currencies, metals and indices and were partially offset by gains in U.S. interest rates and energy.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2001 decreased by $12,986, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2001 as compared to 2000.

     Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2001 decreased by $70,890, as compared to the corresponding period in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2001 resulted in incentive fees of $72,636. There were no incentive fees earned for the three months ended March 31, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was $18,138,839. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.



                                 March 31, 2001
                                   (Unaudited)
                                                               Year to Date
                                              % of Total      High         Low
Market Sector                Value at Risk  Capitalization      Value at Risk
---------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts      $ 16,371         0.09%   $ 16,371      $ 13,914
 - OTC Contracts                   754,472         4.16%    772,210       444,885
Energy                             161,500         0.89%    202,000        31,000
Grains                              21,200         0.12%    182,600        18,100
Interest Rates U.S.                155,700         0.86%    211,200       112,600
Interest Rates Non-U.S             680,332         3.75%    860,747       680,332
Livestock                            3,600         0.02%      5,160         3,000
Metals:
 - Exchange Traded Contracts        76,000         0.42%     79,000        64,500
 - OTC Contracts                    75,800         0.42%     75,800        45,750
Softs                               67,651         0.37%     76,976        37,336
Indices                            238,028         1.31%    353,479       227,904
                                  --------      --------
Total                           $2,250,654        12.41%
                                ==========        ======

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

HUTTON INVESTORS FUTURES FUND L.P. II


By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
      David J. Vogel, President

Date:    5/11/01
      ------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
      David J. Vogel, President


Date:    5/11/01
      ------------



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
      Daniel R. McAuliffe, Jr.
      Chief Financial Officer and Director


Date:    5/11/01
      ------------