Form 10-Q
period 2001-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2001-08-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-16526
                       -------

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

                          Statement of Financial Condition
                          at June 30, 2001 and December 31,
                          2000 (unaudited).                                 3

                          Statement of Income and Expenses
                          and Partners' Capital for the three
                          and six months ended June 30, 2001
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


                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)



                                                     JUNE 30,   DECEMBER 31,
                                                        2001           2000
                                                 -------------  -----------
  ASSETS:
Equity in commodity futures trading account:
  Cash                                            $15,792,131   $14,125,192
  Net unrealized appreciation on open positions       141,260     2,678,594
                                                  -----------   -----------
                                                   15,933,391    16,803,786
Interest Income                                        36,593        61,189
                                                  -----------   -----------
                                                  $15,969,984   $16,864,975
                                                  ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                     $    67,412   $    93,670
  Other                                                31,186        39,239
 Redemptions payable                                  315,876       635,625
                                                  -----------   -----------
                                                      414,474       768,534
                                                  -----------   -----------

Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2001 and 2000                      267,769       266,357
  Limited Partners, 2,512.0950 and 2,615 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively     15,287,741    15,830,084
                                                  -----------   -----------
                                                   15,555,510    16,096,441
                                                  -----------   -----------
                                                  $15,969,984   $16,864,975
                                                  ===========   ===========



  See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                           -------------  ------------    ------------    -------------
                                                                2001              2000           2001           2000
                                                           -------------  ------ -----    ------------    -------------
  Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains  (losses) on closed positions            $   (797,000)   $   (895,848)   $  2,811,849    $ (2,124,587)
  Change in unrealized losses on open
   positions                                                (1,411,566)       (546,747)     (2,537,334)       (313,806)

                                                          ------------    ------------    ------------    ------------
                                                            (2,208,566)     (1,442,595)        274,515      (2,438,393)
Less, brokerage commissions including clearing fees
  of  $4,166, $5,233, $8,176 and $10,604, respectively        (166,593)       (168,631)       (321,298)       (394,226)
                                                          ------------    ------------    ------------    ------------
  Net realized and unrealized losses                        (2,375,159)     (1,611,226)        (46,783)     (2,832,619)
  Interest income                                              119,565         200,319         273,260         367,000
                                                          ------------    ------------    ------------    ------------
                                                            (2,255,594)     (1,410,907)        226,477      (2,465,619)
                                                          ------------    ------------    ------------    ------------
Expenses:
  Other expenses                                                11,859          10,039          24,187          26,332
  Incentive fees                                                  --              --            72,636            --
                                                          ------------    ------------    ------------    ------------
                                                                11,859          10,039          96,823          26,332
                                                          ------------    ------------    ------------    ------------

  Net income (loss)                                         (2,267,453)     (1,420,946)        129,654      (2,491,951)
  Redemptions                                                 (315,876)       (777,921)       (670,585)     (1,699,511)

                                                          ------------    ------------    ------------    ------------
  Net decrease in Partners' capital                         (2,583,329)     (2,198,867)       (540,931)     (4,191,462)

Partners' capital, beginning of period                      18,138,839      16,861,486      16,096,441      18,854,081
                                                          ------------    ------------    ------------    ------------
Partners' capital, end of period                          $ 15,555,510    $ 14,662,619    $ 15,555,510    $ 14,662,619
                                                          ============    ============    ============    ============
Net asset value per Unit
  (2,556.0950 and 3,110 Units outstanding
  at June 30, 2001 and 2000, respectively)                $   6,085.65    $   4,714.67    $   6,085.65    $   4,714.67
                                                          ============    ============    ============    ============


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $    (869.43)   $    (433.88)   $      32.08    $    (743.95)
                                                          ============    ============    ============    ============


See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made by John W. Henry & Company, Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                    THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                               ------------   ------------ ----------  ---------
                                       2001          2000        2001       2000
                               ------------   -----------  ----------  ---------

Net realized and unrealized
 losses                       $    (910.72)$    (491.98)$     (35.06)$    (845.60)

Interest income                      45.84        61.17       103.64       109.43
Expenses                             (4.55)       (3.07)      (36.50)       (7.78)
                                 ---------    ---------    ---------    ---------

Increase (decrease) for
 periods                           (869.43)     (433.88)       32.08      (743.95)

Net Asset Value per Unit,
  beginning of periods            6,955.08     5,148.55     6,053.57     5,458.62
                                 ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of periods              $   6,085.65 $   4,714.67 $   6,085.65 $   4,714.67
                                 =========    =========    =========    =========

Total Return                        (12.5)%                     0.5%

Ratio of expenses, including
 brokerage commissions, to
 average net assets  *                4.3%                      5.1%

Ratio of net income (loss) to
 average net assets          *       (3.4)%                     1.6%

*  Annualized


                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

3.  Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $1,436,946 and $625,386, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $141,260 and $2,678,594, respectively, as detailed below.

                                         Fair Value
                             ------------------------------
                                  June 30,     December 31,
                                      2001            2000
                             -------------     -----------

Currency:
 - Exchange Traded Contracts   $     2,935    $    53,797
 - OTC Contracts                    42,604      1,065,113
Energy                              24,887        125,770
Grains                              35,211         33,440
Interest Rates U.S.                (81,039)       592,991
Interest Rates Non-U.S             117,178        593,276
Livestock                            3,500          6,750
Metals:
 - Exchange Traded Contracts       (64,105)        (5,245)
 - OTC Contracts                    66,115        (36,727)
Softs                               78,504        (48,067)
Indices                            (84,530)       297,496
                               -----------    -----------
Total                          $   141,260    $ 2,678,594
                               ===========    ===========


                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

                     HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 3.4% from $16,096,441 to $15,555,510. This decrease was attributable to the redemption of 102.905 Units resulting in an outflow of $670,585 which was partially offset by net income from operations of $129,654 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations
     During the Partnership's second quarter of 2001, the net asset value per unit decreased 12.5% from $6,955.08 to $6,085.65 as compared to a decrease of 8.4% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $2,208,566. Losses were primarily attributable to the trading of commodity contracts in currencies, energy, softs, livestock, U.S and non-U.S. interest rates, metals and indices and were partially offset by gains in grains. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $1,442,595. Losses were primarily attributable to the trading of commodity futures in U.S and non-U.S. interest rates, energy, livestock, currencies and metals and were partially offset by gains in softs, grains and indices.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 2001 decreased by $80,754 and $93,740, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2001 as compared to 2000.

     Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and six months ended June 30, 2001 decreased by $2,038 and $72,928, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in incentive fees of $0 and $72,636, respectively. There were no incentive fees earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was $15,555,510. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.

                                  June 30, 2001
                                   (Unaudited)

                                                                         Year to Date
                                           % of Total                 Low           High
Market Sector             Value at Risk   Capitalization         Value at Risk  Value at Risk
-----------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   21,780       0.14%              $   17,295   $   13,914
 - OTC Contracts                  665,178       4.28%                 860,255      444,885
Energy                            161,500       1.04%                 202,000       25,250
Grains                             24,600       0.16%                 182,600       18,100
Interest Rates U.S.                75,420       0.48%                 211,200       75,420
Interest Rates Non-U.S            376,068       2.42%                 860,747      248,459
Livestock                           4,340       0.03%                   5,700        3,000
Metals:
 - Exchange Traded Contracts       87,500       0.56%                  79,000       56,000
 - OTC Contracts                   44,750       0.29%                  75,800       31,550
Softs                              62,323       0.40%                  91,428       37,336
Indices                           351,913       2.26%                 357,245      203,618
                              ----------   ----------
Total                          $1,875,372      12.06%
                              ==========   ==========


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

Date:    8/13/01
      ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:    8/13/01
      ------------



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director


Date:    8/13/01
      ------------