Form 10-Q
period 2001-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2001-11-13
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended September 30, 2001
            ------------------

     Commission File Number 0-16526
                -------


                    HUTTON INVESTORS FUTURES FUND L.P. II
       -----------------------------------------------------------------
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

                   Statement of Financial Condition at
                   September 30, 2001 and December 31,
                   2000 (unaudited).                                      3

                   Statement of Income and Expenses and
                   Partners' Capital for the three and
                   nine months ended September 30, 2001
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

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)



                                                 SEPTEMBER 30,  DECEMBER 31,
                                                        2001           2000
                                                  -----------  ------------

ASSETS:
Equity in commodity futures trading account:
  Cash                                            $16,169,412   $14,125,192
  Net unrealized appreciation on open positions       768,931     2,678,594
                                                  -----------   -----------
                                                   16,938,343    16,803,786
Interest receivable                                    33,405        61,189
                                                  -----------   -----------
                                                  $16,971,748   $16,864,975
                                                  ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                     $    79,930   $    93,670
  Other                                                33,525        39,239
 Redemptions payable                                   46,167       635,625
                                                  -----------   -----------
                                                      159,622       768,534
                                                  -----------   -----------

Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2001 and 2000                      290,195       266,357
  Limited Partners, 2,505.0950 and 2,615 Units
    of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively     16,521,931    15,830,084
                                                  -----------   -----------
                                                   16,812,126    16,096,441
                                                  -----------   -----------
                                                  $16,971,748   $16,864,975
                                                  ===========   ===========


  See Notes to Financial Statements.

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------   ----------------------------
                                                                 2001             2000           2001            2000
                                                          ----------------------------   ----------------------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains (losses) on closed positions            $    774,819    $   (101,201)   $  3,586,668    $ (2,225,788)
  Change in unrealized gains (losses) on open
   positions                                                  627,671        (966,895)     (1,909,663)     (1,280,701)
                                                         ------------    ------------    ------------    ------------
                                                            1,402,490      (1,068,096)      1,677,005      (3,506,489)
Less, brokerage commissions including clearing fees
  of $4,021, $3,631, $12,197 and $14,235, respectively       (193,749)       (174,754)       (515,047)       (568,980)
                                                         ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                1,208,741      (1,242,850)      1,161,958      (4,075,469)
  Interest income                                             106,181         241,386         379,441         608,386
                                                         ------------    ------------    ------------    ------------
                                                            1,314,922      (1,001,464)      1,541,399      (3,467,083)
                                                         ------------    ------------    ------------    ------------
Expenses:
  Other expenses                                               12,139            --            36,326          26,332
  Incentive fees                                                 --              --            72,636            --
                                                         ------------    ------------    ------------    ------------
                                                               12,139            --           108,962          26,332
                                                         ------------    ------------    ------------    ------------

  Net income (loss)                                         1,302,783      (1,001,464)      1,432,437      (3,493,415)
  Redemptions                                                 (46,167)     (1,519,857)       (716,752)     (3,219,368)
                                                         ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital              1,256,616      (2,521,321)        715,685      (6,712,783)

Partners' capital, beginning of period                     15,555,510      14,662,619      16,096,441      18,854,081
                                                         ------------    ------------    ------------    ------------
Partners' capital, end of period                         $ 16,812,126    $ 12,141,298    $ 16,812,126    $ 12,141,298
                                                         ------------    ------------    ------------    ------------
Net asset value per Unit
  (2,549.0950 and 2,764 Units outstanding
  at September 30, 2001 and 2000, respectively)          $   6,595.33    $   4,392.65    $   6,595.33    $   4,392.65
                                                         ------------    ------------    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     509.68    $    (322.02)   $     541.76    $  (1,065.97)
                                                         ------------    ------------    ------------    ------------

See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made by John
W. Henry & Company, Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:



                                        THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                    ---------     ---------     ---------     ---------
                                        2001          2000          2001          2000
                                    ---------     ---------     ---------     ---------
Net realized and unrealized
 gains(losses)                   $     472.89  $    (399.63) $     437.83  $  (1,245.23)

Interest income                         41.55         77.61        145.19        187.04
Expenses                                (4.76)           --        (41.26)        (7.78)
                                    ---------     ---------     ---------     ---------
Increase (decrease) for
 periods                               509.68       (322.02)       541.76     (1,065.97)


Net Asset Value per Unit,
  beginning of periods               6,085.65      4,714.67      6,053.57      5,458.62
                                    ---------     ---------     ---------     ---------

Net Asset Value per Unit,
  end of periods                 $   6,595.33  $   4,392.65  $   6,595.33  $   4,392.65
                                    =========     =========     =========     =========

Total Return                             8.4%                        8.9%

Ratio of expenses, including
 brokerage commissions, to
 average net assets *                    5.2%                        5.1%

Ratio of net income to average
 net assets *                           32.6%                       11.7%

*  Annualized

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, were $1,184,325 and $625,386, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, were $768,931 and $2,678,594, respectively, as detailed below.


                                      Fair Value
                               September 30,  December 31,
                                      2001           2000
                              -------------  -------------
Currency:
 - Exchange Traded Contracts   $    (3,513)   $    53,797
 - OTC Contracts                  (188,817)     1,065,113
Energy                              (3,353)       125,770
Grains                              13,277         33,440
Interest Rates U.S.                311,459        592,991
Interest Rates Non-U.S              60,598        593,276
Livestock                            8,630          6,750
Metals:
 - Exchange Traded Contracts        84,505         (5,245)
 - OTC Contracts                   104,859        (36,727)
Softs                              143,336        (48,067)
Indices                            237,950        297,496
                               -----------    -----------

Total                          $   768,931    $ 2,678,594
                               ===========    ===========


                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital increased 4.4% from $16,096,441 to $16,812,126. This increase was attributable to net income from operations of $1,432,437 which was partially offset by the redemption of 109.9050 Units resulting in an outflow of $716,752 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 8.4% from $6,085.65 to $6,595.33 as compared to a decrease of 6.8% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $1,402,490. Gains were primarily attributable to the trading of commodity futures in U.S. interest rates, metals, livestock and indices and were partially offset by losses in currencies, energy, grains, non-U.S. interest rates and softs. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $1,068,096. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in energy, grains, U.S interest rates and livestock.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2001 decreased by $135,205 and $228,945, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2001 as compared to 2000.

     Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2001 increased by $18,995 and decreased by $53,933, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in incentive fees of $0 and $72,636, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was approximately $16,812,126. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.



                               September 30, 2001
                                   (Unaudited)

                                                                    Year to Date
                                             % of Total             High      Low
Market Sector               Value at Risk   Capitalization  Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   39,021       0.23%    $   39,021   $   13,914
 - OTC Contracts                  533,716       3.18%       860,255      375,435
Energy                            151,500       0.90%       202,000       21,500
Grains                             32,700       0.19%       182,600       18,100
Interest Rates U.S.               200,400       1.19%       240,250       75,420
Interest Rates Non-U.S            451,269       2.68%       860,747      248,459
Livestock                           3,680       0.02%         5,700        3,000
Metals:
 - Exchange Traded Contracts       80,000       0.48%        80,000       32,000
 - OTC Contracts                   79,950       0.48%        79,950       31,550
Softs                              64,756       0.39%        91,428       36,324
Indices                           340,385       2.02%       388,963      203,618
                               ----------   ----------
Total                          $1,977,377      11.76%
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

Date:    11/8/01
      ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:    11/8/01
      ------------



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director


Date:    11/8/01
      ------------