Form 10-K
period 2001-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2002-03-28
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

Commission File Number 0-16526
                       -------
                      HUTTON INVESTORS FUTURES FUND L.P. II
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3406160
---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $14,678,192 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.
        ---------

     (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 2001, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership trades futures, forwards and options contracts, if applicable, on commodities on United States of America and foreign commodity exchanges through a commodity brokerage account maintained with SSB.

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
     As of December 31, 2001, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively the "Advisors"). The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
     The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
     Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's New Trading Profits (as defined in the Management Agreements).
     Under the terms of a customer agreement between the Partnership and SSB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Through April 30, 2000 the General Partner (through SSB) invested approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills). Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2001, was $15,588,481.
     (c) Narrative description of business.
         ---------------------------------
         See Paragraphs (a) and (b) above.
         (i) through (x) - Not applicable.
         (xi) through (xii) - Not applicable.
         (xiii) - The Partnership has no employees.
     (d) Financial  Information  About  Geographic  Areas.

 The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 2. Properties.
        ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3. Legal  Proceedings.
        -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New

Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.

     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In

September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.
     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

     Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to the security holders for a vote during the year ended December 31, 2001.
                                    PART II
     Item 5.Market for Registrant's Common Equity and Related Security Holder Matters.

     (a)Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
     (b)Holders. The number of holders of Units of Partnership Interest as of December 31, 2001 was 278.
     (c)Distribution. The Partnership did not declare a distribution in 2001 or 2000.
     (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2001, 2000 and 1999.

     Item 6. Selected Financial Data.
            -----------------------
Net realized and unrealized trading gains (losses),  interest income, net income
(loss), increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets as of December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:

                                              2001            2000            1999           1998           1997
                                      ------------   -------------    ------------    ------------   ------------
Net realized and unrealized trading gains
(losses) net of brokerage commissions
and clearing fees of $661,355, $731,557,
$740,877, $725,585, and $653,350,
respectively                          $    (49,114)   $    417,740    $ (3,188,507)   $  2,062,231   $  3,259,116

Interest income                            446,258         699,719         735,148         784,546        777,388
                                      ------------    ------------    ------------    ------------   ------------
                                      $    397,144    $  1,117,459    $ (2,453,359)   $  2,846,777   $  4,036,504
                                      ============    ============    ============    ============   ============

Net income (loss)                     $    276,352    $  1,097,353    $ (2,746,410)   $  2,350,037   $  3,348,067
                                      ============    ============    ============    ============   ============

Increase (decrease)
 in Net Asset Value
 per Unit                             $      88.23    $     594.95    $    (773.76)   $     644.44   $     845.88
                                      ============    ============    ============    ============   ============

Total assets                          $ 15,777,724    $ 16,864,975    $ 19,553,584    $ 23,279,963   $ 22,381,511
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

Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 10 business days notice to the General Partner. For the year ended December 31, 2001, 120.9050 Units were redeemed for a total of $784,312. For the year ended December 31, 2000, 795 Units were redeemed for a total of $3,854,993. For the year ended December 31, 1999, 233 Units were redeemed for a total of $1,378,283.
     (3) Results of Operations. For the year ended December 31, 2001, the Net Asset Value per Unit increased 1.5% from $6,053.57 to $6,141.80. For the year ended December 31, 2000, the Net Asset Value per Unit increased 10.9% from $5,458.62 to $6,053.57. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 12.4% from $6,232.38 to $5,458.62.
     The Partnership experienced net trading gains of $612,241 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and indices products and were partially offset by losses realized in energy, metals, softs and grains.
     The Partnership experienced net trading gains of $1,149,297 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading in currencies, energy products, U.S. interest rates and indices and were partially offset by losses recognized in the trading of metals, grains, livestock, non-U.S. interest rates and softs.
     The Partnership experienced net trading losses of $2,447,630 before commissions and expenses for the year ended December 31, 1999. These losses were primarily attributable to the trading of commodity futures in non-U.S. interest rates, metals, softs, livestock, grains and indices and were partially offset by gains in the trading of currencies, energy products and U.S. interest rates.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     (4) Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors.
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk Introduction
     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow.

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

The  Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $15,588,481.

                               December 31, 2001,

                                                                         Year to Date
                                               % of Total            High            Low
Market Sector              Value at Risk    Capitalization    Value at Risk   Value at Risk
-------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts    $   11,750            0.08%        $   18,945   $    7,362
- OTC Contracts                   661,703            4.25%           860,105      253,382
Energy                            158,000            1.01%           202,000       21,500
Grains                             20,750            0.13%           182,600       18,100
Interest rates U.S.               140,760            0.90%           240,250       72,400
Interest rates Non-U.S            499,289            3.20%           860,747      248,459
Livestock                           3,600            0.02%             6,000        3,000
Metals
- Exchange Traded Contracts        84,000            0.54%           109,000       32,000
- OTC Contracts                    31,250            0.20%            79,950       12,000
Softs                              67,952            0.44%            91,428       24,813
Indices                           200,723            1.29%           388,963      199,624
                               ----------       ----------
Total                          $1,879,777           12.06%
                               ==========       ==========


     As of December 31, 2000, the Partnership's total capitalization was $16,096,441. December 31, 2000

                                                                         Year to Date
                                             % of Total            High            Low
Market Sector              Value at Risk    Capitalization    Value at Risk   Value at Risk
-------------------------------------------------------------------------------------------------
Currencies
-Exchange Traded Contracts    $   15,928           0.10%         $  217,375   $    8,319
-OTC Contracts                   503,490           3.13%            990,070      398,746
Energy                           198,000           1.23%            314,200       27,000
Grains                           182,600           1.13%            622,400       28,400
Interest rates U.S.              190,850           1.19%            327,700       44,793
Interest rates Non-U.S           881,303           5.47%          1,102,465      429,750
Livestock                          4,260           0.03%              4,925        2,100
Metals (Exchange Traded and
 OTC Contracts)                  122,000           0.76%            397,750       93,750
Softs                             77,174           0.48%            157,204       31,371
Indices                          353,301           2.19%            466,824      121,147
                              ----------      ----------
Total                         $2,528,906          15.71%
                              ==========      ==========


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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the NASDAQ, EUREX (Germany) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.
     Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2001.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                       Number

                          Oath or Affirmation                           F-2


                          Report of Independent Accountants.            F-3


                          Financial Statements:
                          Statement of Financial Condition at
                          December 31, 2001 and 2000.                   F-4


                          Condensed Schedule of Investments
                          at December 31, 2001.                         F-5


                          Statement of Income and Expenses
                          for the years ended December 31, 2001,
                          2000 and 1999.                                F-6


                          Statement of Partners' Capital for the
                          years ended December 31, 2001, 2000
                          and 1999                                      F-7


                          Notes to Financial Statements.             F-8 - F-12

                           To The Limited Partners of
                      Hutton Investors Futures Fund L.P. II

     To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       General Partner, Hutton Investors Futures
       Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
Hutton Investors Futures Fund L.P. II:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                Hutton Investors
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                                                           2001          2000
                                                                    -----------   -----------
Assets:
Equity in commodity futures trading account:
   Cash (Note 3b)                                                   $15,100,778   $14,125,192
   Net unrealized appreciation on open positions                        658,139     2,678,594
                                                                     15,758,917    16,803,786
Interest receivable                                                      18,807        61,189
                                                                    $15,777,724   $16,864,975
                                                                    -----------   -----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                      $    80,549   $    93,670
   Professional fees                                                     36,355        35,068
   Other                                                                  4,779         4,171
  Redemptions payable (Note 5)                                           67,560       635,625
                                                                        189,243       768,534
Partners' capital (Notes 1, 5 and 6):
  General Partner, 44 Unit equivalents outstanding
   in 2001 and 2000                                                     270,239       266,357
  Limited Partners 2,494.0950 and 2,615 Units of Limited
  Partnership Interest outstanding in 2001 and 2000, respectively    15,318,242    15,830,084
                                                                    -----------   -----------
                                                                     15,588,481    16,096,441
                                                                    -----------   -----------
                                                                    $15,777,724   $16,864,975
                                                                    -----------   -----------


See notes to financial statements.

                                   Hutton Investors
                                 Futures Fund L.P. II
                           Condensed Schedule of Investments
                                   December 31, 2001

                                         Number of
 Sector                                  Contracts           Contract                                       Fair Value
-----------                             -----------          -----------                                    ----------
Currencies                                                   Over the counter coontracts purchased - 0.01%  $    2,048
                                                             Over the counter contracts sold - 5.04%
                                      JPY   2,526,606,300    JPY/USD - 5.37%, March 20, 2002                   837,395
                                                             Other - (0.33)%                                   (52,138)
                                                                                                               --------
                                                                  Total OTC contracts- 5.05%                   787,305
                                                                                                               --------

                                                             Futures contracts purchased - (0.01)%               1,525
                                                             Futures contracts sold - 0.12%                     18,883
                                                                                                               -------
                                                                  Total Exchange Contracts - 0.11%              20,408
                                                                                                               -------
  Total Currencies - 5.16%                                                                                     807,713
                                                                                                               -------

Total Energy - (0.32)%                                       Futures contracts sold - (0.32)%                  (49,504)
                                                                                                               -------

Grains
                                                             Futures contracts purchased - (0.02)%              (4,572)
                                                             Futures contracts sold - 0.08%                     13,150
                                                                                                              --------
  Total Grains - 0.06%                                                                                           8,578
                                                                                                              --------

Interest Rates Non-U.S
                                                             Futures contracts purchased - (0.25)%             (39,714)
                                                             Futures contracts sold - 1.13%                    176,708
                                                                                                              ---------
  Total Interest Rates Non-U.S. - 0.88%                                                                        136,994
                                                                                                              ---------

Interest Rates U.S.
                                                             Futures contracts purchased - 0.00%  *                257
                                                             Futures contracts sold - (0.03)%                   (4,313)
                                                                                                              ---------
  Total Interest Rates U.S. - (0.03)%                                                                           (4,056)
                                                                                                              ---------

Total Livestock - (0.03)%                                     Futures contracts sold - (0.03)%                  (4,430)
                                                                                                              ---------

Metals
                                                             Futures contracts purchased- (0.46)%              (72,168)
                                                             Futures contracts sold - (1.15)%                 (179,739)
                                                                                                              ---------
  Total Metals - (1.61)%                                                                                      (251,907)
                                                                                                              ---------
Softs
                                                             Futures contracts purchased- 0.00%                   (268)
                                                             Futures contracts sold - 0.01%                      1,785
                                                                                                              ---------
  Total Softs - 0.01%                                                                                            1,517
                                                                                                              ---------

Indices
                                                             Futures contracts purchased- 0.10%                 14,405
                                                             Futures contracts sold - (0.00)%                   (1,171)
                                                                                                              ---------
  Total Indices - 0.10%                                                                                         13,234
                                                                                                              ---------

Total Fair Value 4.22%                                                                                 $       658,139
                                                                                                              =========

                                        Investments             % of Investments
Country Composition                     at Fair Value             at Fair Value
---------------------            --------------------         ------------------
Australia                                     $33,198                  5.04%
Canada                                          9,655                  1.47%
Germany                                       182,735                 27.77%
Japan                                         (58,906)                (8.95)%
France                                         (4,782)                (0.73)%
United Kingdom                               (177,475)               (26.97)%
United States                                 673,714                102.37%
                                   --------------------        -----------------
                                             $658,139                100.00%
                                   ====================        =================
Percentages are based on Partners' capital unless otherwise  indicated
*Due to rounding

See notes to financial statements

                                                   Hutton Investors
                                                 Futures Fund L.P. II
                                           Statement of Income and Expenses
                                                 for the years ended
                                           December 31, 2001, 2000 and 1999

                                                     2001            2000           1999
                                                ----------    -----------    ------------
Income:
  Net gains (losses) on trading of
   commodity interests:
   Realized gains (losses) on closed
    positions                                  $ 2,632,696    $(1,204,791)   $  (608,736)
   Change in unrealized gains
    (losses) on open positions                  (2,020,455)     2,354,088     (1,838,894)
                                               -----------    -----------    -----------
                                                   612,241      1,149,297     (2,447,630)
  Less, Brokerage commissions including
   clearing fees of $14,966, $17,497 and
   $21,682, respectively (Note 3b)                (661,355)      (731,557)      (740,877)
                                               -----------    -----------    -----------
  Net realized and unrealized gains (losses)       (49,114)       417,740     (3,188,507)
  Interest income (Note 3b)                        446,258        699,719        735,148
                                               -----------    -----------    -----------
                                                   397,144      1,117,459     (2,453,359)
                                               -----------    -----------    -----------
Expenses:
  Professional fees                                 42,551         20,106         46,635
  Other expenses                                     5,605           --           24,290
  Incentive fees (Note 3a)                          72,636           --          222,126
                                               -----------    -----------    -----------
                                                   120,792         20,106        293,051
                                               -----------    -----------    -----------
Net income (loss)                              $   276,352    $ 1,097,353    $(2,746,410)
                                               -----------    -----------    -----------

Net income (loss) per Unit of Limited
Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)              $     88.23    $    594.95    $   (773.76)
                                               -----------    -----------    -----------


See notes to financial statements.

                                                   Hutton Investors
                                                 Futures Fund L.P. II
                                            Statement of Partners' Capital
                                                 for the years ended
                                           December 31, 2001, 2000 and 1999

                                             Limited          General
                                             Partners         Partner          Total
                                           ----------      -----------   ------------
Partners' capital at December 31, 1998   $ 22,704,549    $    274,225    $ 22,978,774
Net loss                                   (2,712,364)        (34,046)     (2,746,410)
Redemption of 233 Units of
  Limited Partnership Interest             (1,378,283)           --        (1,378,283)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1999     18,613,902         240,179      18,854,081
Net income                                  1,071,175          26,178       1,097,353
Redemption of 795 Units of
  Limited Partnership Interest             (3,854,993)           --        (3,854,993)
                                         ------------    ------------    ------------
Partners' capital at December 31, 2000     15,830,084         266,357      16,096,441
Net income                                    272,470           3,882         276,352
Redemption of 120.9050 Units of
  Limited Partnership Interest               (784,312)           --          (784,312)
                                         ------------    ------------    ------------
Partners' capital at December 31, 2001   $ 15,318,242    $    270,239    $ 15,588,481
                                         ------------    ------------    ------------


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

     d. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    b. Customer Agreement:

     The Partnership has entered into a Customer Agreement, which has been assigned to SSB, from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SSB at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and NFA fees. All of the Partnerships' assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $2,038,947 and $2,790,726, respectively. Through April 30, 2000, the Customer Agreement provided that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $960,433 and $625,386, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $658,139 and $2,678,594, respectively.

                                                     Fair Market Value
                                                         December 31,
                                                              2000
                                                          ----------
    Currencies:

        -Exchange Traded Contracts                         $53,797
        -OTC Contracts                                   1,065,113
    Energy                                                 125,770
    Grains                                                  33,440
    Interest Rates U.S.                                    592,991
    Interest Rates Non-U.S.                                593,276
    Livestock                                                6,750
    Metals:
        -Exchange Traded Contracts                          (5,245)
        -OTC Contracts                                     (36,727)
    Softs                                                  (48,067)
    Indices                                                297,496
                                                         ---------
    Total                                               $2,678,594
                                                         ----------


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

6.  Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest during the years ended December 31, 2001, 2000 and 1999 were as follows:


                                                      2001        2000         1999
                                                 ---------    ---------    ---------
Net realized and unrealized gains (losses)   $     (37.27)$     380.39 $    (896.58)
Interest income                                    171.40       220.09       203.69
Expenses                                           (45.90)       (5.53)      (80.87)
                                                 ---------    ---------    ---------
Increase (decrease) for year                        88.23       594.95      (773.76)
Net asset value per
 Unit, beginning of year                         6,053.57     5,458.62     6,232.38
                                                 ---------    ---------    ---------
Net asset value per
 Unit, end of year                           $   6,141.80 $   6,053.57 $   5,458.62
                                                 ---------    ---------    ---------

    Ratios to Average Net Assets :
    Net income before incentive fee                             2.1%
    Incentive fee                                              (0.4)%
                                                         ----------
    Net income after incentive fee                              1.7%
                                                         ----------

    Operating expenses                                          4.4%
    Incentive fee                                               0.4%
                                                         ----------
    Total expenses and incentive fee                            4.8%
                                                         ----------

    Total return:
    Total return before incentive fee                           1.9%
    Incentive fee                                              (0.4)%
                                                          ---------
    Total return after incentive fee                            1.5%
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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.
                                        F-12

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.
     Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SSB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2001, SSB earned $661,355 in brokerage commissions and clearing fees.
     The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." Trading performance for the year ended December 31, 2001, resulted in an incentive fee of $72,636.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. As of March 1, 2002, one beneficial owner who are neither directors nor executive officers owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:
 Title         Name and Address of          Amount and Nature of      Percent of
of Class       Beneficial Owner             Beneficial Ownership       Class
--------       -------------------          --------------------      ----------

Units of       Cheryl A. Schwartz                         135 Units         5.3%
Limited        Fbo R. Schwartz Flint Trust
Partnership    P. O. Box 1312
Interest       Page, AZ 86040-1312

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.7%) of Limited Partnership Interest as of December 31, 2001.
     (c). Changes in control. None.
     Item 13. Certain Relationships and Related Transactions.
     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SSB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial
Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."

                                    PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1) Financial Statements:

          Statement of Financial Condition at December 31, 2001 and 2000.

          Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.

          Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.

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

     10.21 Letter dated February 16, 1995 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).
     10.22 Letter extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (previously filed).
     10.23 Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).
     10.24 Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (previously filed).
     10.25 Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2000 (previously filed).
     10.26 Letters extending Management Agreements with John W. Henry and Company, Inc. and Trendlogic Associates, Inc. for 2001 (filed herein).
(b)  Report on Form 8-K: None Filed

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.

HUTTON INVESTORS FUTURES FUND L.P.II


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/ David J. Vogel
          -------------------------------------
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                                            /s/ Shelley Ullman
------------------------------                                ------------------
David J. Vogel                                                 Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                                    ------------------
Maureen O'Toole                                          Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------                                -
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director