Form 10-Q
period 2002-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2002-05-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2002
                      --------------

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

                                                                            Page
                                                                          Number

PART I - Financial Information:

           Item 1.        Financial Statements:

                          Statement of Financial Condition at
                          March 31, 2002 and December 31,
                          2001 (unaudited).                                 3

                          Condensed Schedules of Investments at
                          March 31, 2002 and December 31, 2001
                          (unaudited).                                    4 - 5

                          Statement of Income and Expenses
                          and Partners' Capital for the
                          three months ended March 31, 2002
                          and 2001 (unaudited).                             6

                          Notes to Financial Statements
                          (unaudited)                                     7 - 10

           Item 2.        Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                     11 - 12

           Item 3.        Quantitative and Qualitative Disclosures
                          of Market Risk                                 13 - 14

PART II - Other Information                                                15

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)



                                                          MARCH 31, DECEMBER 31,
                                                              2002         2001
                                                       ----------- -------------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $14,069,589   $15,100,778
  Net unrealized appreciation on open positions            178,621       658,139
                                                       -----------   -----------
                                                        14,248,210    15,758,917
Interest receivable                                         17,366        18,807
                                                       -----------   -----------
                                                       $14,265,576   $15,777,724
                                                       ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
 Accrued expenses:
  Commissions                                          $    97,656   $    80,549
  Other                                                     53,462        41,134
 Redemptions payable                                       222,442        67,560
                                                       -----------   -----------
                                                           373,560       189,243
                                                       -----------   -----------
Partners' capital :
  General Partner, 44 Unit equivalents
    outstanding in 2002 and 2001                           244,686       270,239
  Limited Partners, 2,454.0950 and 2,494.0950 Units
    of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively          13,647,330    15,318,242
                                                       -----------   -----------
                                                        13,892,016    15,588,481
                                                       -----------   -----------
                                                       $14,265,576   $15,777,724
                                                       ===========   ===========



  See Notes to Financial Statements.

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector                  Contract                                      Fair Value
------------            -----------------------------------          -----------
Currencies
                       Over the counter contracts purchased - (2.68)% $ (372,693)
                       Over the counter contracts sold - 0.65%            91,215
                                                                      ----------
                                 Total OTC contracts - (2.03)%          (281,478)

                       Exchange contracts purchased - (0.09)%            (12,387)
                       Exchange contracts sold - (0.00)%*                   (230)
                                                                      ----------
                                 Total Exchange cotracts - (0.09)%       (12,617)
                                                                      ----------
      Total Currencies - (2.12)%                                        (294,095)
                                                                      ----------

Total Energy - 0.53 %  Futures contracts purchased - 0.53%                73,591
                                                                      ----------

Grains
                       Futures contracts purchased - 0.04%                 5,223
                       Futures contracts sold - 0.12%                     16,275
                                                                       ---------
      Total Grains - 0.16%                                                21,498
                                                                       ---------

Interest Rates Non-U.S.
                       Futures contracts purchased - 0.47%                65,312
                       Futures contracts sold - 1.35%                    186,945
                                                                       ---------
      Total Interest Rates Non-U.S. - 1.82%                              252,257
                                                                       ---------

Interest Rates
                       Futures contracts purchased - (0.03)%              (4,719)
                       Futures contracts sold - 0.45%                     62,472
                                                                        --------
      Total Interest Rates U.S. - 0.42%                                   57,753
                                                                        --------

Total Livestock - 0.10%  Futures contracts sold - 0.10%                   13,500
                                                                        --------
Metals
                       Futures contracts purchased - 0.48%                66,247
                       Futures contracts sold - (0.19)%                  (26,331)
                                                                        --------
      Total Metals - 0.29%                                                39,916
                                                                        --------
Softs
                       Futures contracts purchased - 0.31%                43,849
                       Futures contracts sold - (0.07)%                   (9,469)
                                                                         -------
      Total Softs - 0.24%                                                 34,380
                                                                         -------
Indices
                       Futures contracts purchased - (0.34)%             (46,814)
                       Futures contracts sold - 0.19%                     26,635
                                                                         -------
      Total Indices - (0.15)%                                            (20,179)
                                                                         -------

Total Fair Value - 1.29%                                               $ 178,621
                                                                         =======

                                                             % of Investments at
       Country Composition    Investments at Fair Value               Fair Value
--------------------------    ----------------------------           -----------
         Australia                         $ (27,515)                   (15.40)%
         Canada                               (2,762)                    (1.55)%
         Germany                             213,583                    119.57%
         Japan                                 4,871                      2.73%
         United Kingdom                       20,618                     11.54%
         United States                       (30,174)                   (16.89)%
                              ----------------------------            ----------
                                           $ 178,621                    100.00%
                              ============================            ==========

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

               Number of
 Sector        Contracts           Contract                                        Fair Value
-------------  ------------------  -----------------------------------          --------------
Currencies
                                   Over the counter contracts purchased- 0.01%        $ 2,048
                                   Over the counter contracts sold - 5.04%
               JPY 2,526,606,300         JPY/USD - 5.37%, March 20, 2002              837,395
                                   Other -(0.33)%                                    (52,138)
                                                                                --------------
                                   Total OTC contracts- 5.05%                         787,305
                                                                                --------------
                                   Futures contracts purchased - (0.01)%                1,525
                                   Futures contracts sold - 0.12%                      18,883
                                                                                --------------
                                   Total Exchange Contracts - 0.11%                    20,408
                                                                                --------------
     Total Currencies - 5.16%                                                         807,713
                                                                                --------------
Energy - (0.32)%             Futures contracts sold - (0.32)%                   (49,504)
                                                                                --------------
Grains
                                   Futures contracts purchased - (0.02)%               (4,572)
                                   Futures contracts sold - 0.08%                      13,150
                                                                                --------------
     Total Grains - 0.06%                                                               8,578
                                                                                --------------
Interest Rates Non-U.S.
                                   Futures contracts purchased - (0.25)%              (39,714)
                                   Futures contracts sold -1.13%                      176,708
                                                                                --------------
    Total Interest Rates Non-U.S. - 0.88%                                             136,994
                                                                                --------------
  Interest Rates U.S.
                                   Futures contracts purchased - 0.00%*                   257
                                   Futures contracts sold - (0.03)%                    (4,313)
                                                                                --------------
    Total Interest Rates U.S. - (0.03)%                                                (4,056)
                                                                                --------------

Total Livestock - (0.03)%          Futures contracts sold - (0.03)%                    (4,430)
                                                                                --------------

Metals
                                   Futures contracts purchased- (0.46)%               (72,168)
                                   Futures contracts sold - (1.15)%                  (179,739)
                                                                                --------------
    Total Metals - (1.61)%                                                           (251,907)
                                                                                --------------
 Softs
                                    Futures contracts purchased- 0.00%                  (268)
                                    Futures contracts sold - 0.01%                     1,785
                                                                                -------------
    Total Softs - 0.01%                                                                1,517
                                                                                -------------
Indices
                                    Futures contracts purchased- 0.10%                14,405
                                    Futures contracts sold - (0.00)%                  (1,171)
                                                                                -------------
 Total Indices - 0.10%                                                                13,234
                                                                                -------------

Total Fair Value 4.22%                                                             $ 658,139
                                                                                =============

                                                                % of Investments
         Country Composition   Investments at Fair Value           at Fair Value
----------------------------   -------------------------        ----------------
         Australia                   $ 33,198                             5.04%
         Canada                         9,655                             1.47%
         Germany                      182,735                            27.77%
         Japan                        (58,906)                           (8.95)%
         France                        (4,782)                           (0.73)%
         United Kingdom              (177,475)                          (26.97)%
         United States                673,714                           102.37%
                                ------------------------         ---------------
                                    $ 658,139                           100.00%
                                ========================         ===============


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2002           2001
                                                    ----------------------------
 Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $   (850,152)   $  3,608,849
  Change in unrealized losses on open
   positions                                            (479,518)     (1,125,768)
                                                    ------------    ------------
                                                      (1,329,670)      2,483,081
  Interest income                                         49,547         153,695
                                                    ------------    ------------
                                                      (1,280,123)      2,636,776
                                                    ------------    ------------
Expenses:
  Brokerage commissions including clearing fees
  of $4,404 and $4,010, respectively                     181,572         154,705 *
  Other expenses                                          12,328          12,328
  Incentive fees                                            --            72,636
                                                    ------------    ------------
                                                         193,900         239,669
                                                    ------------    ------------

  Net income (loss)                                   (1,474,023)      2,397,107
  Redemptions                                           (222,442)       (354,709)
                                                    ------------    ------------
  Net increase (decrease) in Partners' capital        (1,696,465)      2,042,398

Partners' capital, beginning of period                15,588,481      16,096,441
                                                    ------------    ------------
Partners' capital, end of period                    $ 13,892,016    $ 18,138,839
                                                    ============    ============
Net asset value per Unit
  (2,498.0950 and 2,608 Units outstanding
  at March 31, 2002 and 2001, respectively)         $   5,561.04    $   6,955.08
                                                    ============    ============
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $    (580.76)   $     901.51
                                                    ============    ============


* Amount reclassified for comparative purposes

See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made by John W. Henry & Company, Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

2.     Financial Highlights:

     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                                           THREE-MONTHS ENDED
                                                               MARCH  31,
                                                         2002               2001
                                                      ----------         --------
Net realized and unrealized
 gains(losses)                                     $    (595.43)     $     875.66
Interest income                                           19.52             57.80
Expenses                                                  (4.85)           (31.95)
                                                      ---------         ---------
Increase (decrease) for
 periods                                                (580.76)           901.51
Net Asset Value per Unit,
  beginning of periods                                 6,141.80          6,053.57
                                                      ---------         ---------
Net Asset Value per Unit,
  end of periods                                   $   5,561.04      $   6,955.08
                                                      =========         =========
Ratios to average net assets: *
Net income (loss) before incentive
 fee                                                     (39.9)%            60.0%
Incentive fee                                              0.0%             (1.8)%
                                                     ---------         ---------
Net income (loss) after incentive
 fee                                                     (39.9)%            58.2%
                                                     =========         =========
Operating expenses                                         5.2%              4.1%
Incentive fee                                              0.0%              1.8%
                                                     ---------         ---------
Total expenses and incentive fee                           5.2%              5.9%
                                                     =========         =========

Total return:
Total return before incentive fee                         (9.5)%            15.4%
Incentive fee                                              0.0%             (0.5)%
                                                     ---------         ---------
Total return before incentive fee                         (9.5)%            14.9%
                                                     =========         =========

* Annualized

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $826,022 and $960,433, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $178,621 and $658,139, respectively.

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

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 10.9% from $15,588,481 to $13,892,016. This decrease was attributable to net loss from operations of $1,474,023 coupled with the redemption of 40 Units resulting in an outflow of $222,442 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Results of Operations

     During the Partnership's first quarter of 2002 the net asset value per unit decreased 9.5% from $6,141.80 to $5,561.04 as compared to an increase of 14.9% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $1,329,670. Losses were primarily attributable to the trading of commodity futures in indices, currencies, grains, softs, U.S. and non-U.S. interest rates and were partially offset by gains in energy, livestock and metals. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 2001 of $2,483,081. Gains were primarily attributable to the trading of commodity futures in currencies, softs, livestock, U.S and non-U.S. interest rates, metals and indices and were partially offset by losses in energy and grains.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2002 decreased by $104,148 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are based on the number of trades executed by the Advisors. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions and fees for the three months ended March 31, 2002 increased by $26,867 as compared to the corresponding period in 2001. The increase in brokerage commissions is due to an increase in net assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2002. Trading performance for the three months ended March 31, 2001 resulted in an incentive fee of $72,636, which were ultimately reversed by December 31, 2001.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was approximately $13,892,016. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                 March 31, 2002
                                   (Unaudited)

                                                                           Year to Date
                                                  % of Total        High          Low
Market Sector                   Value at Risk   Capitalization   Value at Risk Value at Risk
--------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts       $   11,120       0.08%     $   11,714   $   11,120
 - OTC Contracts                      346,145       2.49%        791,957      303,337
Energy                                159,200       1.15%        162,000       24,500
Grains                                 27,050       0.19%         28,150       20,750
Interest Rates U.S.                   213,870       1.54%        217,760      112,520
Interest Rates Non-U.S                675,975       4.87%        685,913      353,861
Livestock                               7,800       0.05%          7,800        3,600
Metals:
 - Exchange Traded Contracts           87,000       0.63%         90,000       63,000
 - OTC Contracts                       46,050       0.33%        111,050       17,250
Softs                                 102,999       0.74%        103,713       26,327
Indices                               269,262       1.94%        425,574      185,152
                                   ----------  ----------
Total                              $1,946,471      14.01%
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

Date:    5/13/02
      ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:    5/13/02
      ------------



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director


Date:    5/13/02
      ------------