Form 10-Q
period 2002-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2002-08-14
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter ended June 30, 2002
                           -------------

     Commission File Number 0-16526
                            -------


                      HUTTON INVESTORS FUTURES FUND L.P. II
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                           13-3406160
        ----------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)


                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St.- 7th. Fl.
                            New York, New York 10013
       -----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)


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

                                                                           Page
                                                                          Number

PART I - Financial Information:

           Item 1.        Financial Statements:

                          Statement of Financial Condition at
                          June 30, 2002 and December 31,
                          2001 (unaudited).                                 3

                          Condensed Schedules of Investments at
                          June 30, 2002 and December 31, 2001
                          (unaudited).                                    4 - 5

                          Statement of Income and Expenses
                          and Partners' Capital for the
                          three and Six months ended
                          June 30, 2002 and 2001
                          (unaudited).                                      6

                          Notes to Financial Statements
                          (unaudited)                                     7 - 11

           Item 2.        Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                     12 - 14

           Item 3.        Quantitative and Qualitative Disclosures
                          of Market Risk                                 15 - 16

PART II - Other Information                                                 17

                                    PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                         JUNE 30,   DECEMBER 31,
                                                           2002             2001
                                                       -------------------------

ASSETS:
Equity in commodity futures trading account:
  Cash                                                 $15,668,369   $15,100,778
  Net unrealized appreciation on open positions          2,826,879       658,139
                                                       -----------   -----------
                                                        18,495,248    15,758,917
Interest receivable                                         17,002        18,807
                                                       -----------   -----------
                                                       $18,512,250   $15,777,724
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                          $    75,261   $    80,549
  Other                                                     54,127        41,134
  Incentive fees                                           128,579           --
 Redemptions payable                                       116,916        67,560
                                                       -----------   -----------
                                                           374,883       189,243
                                                       -----------   -----------

Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2002 and 2001                           321,520       270,239
  Limited Partners, 2,438.0950 and 2,494.0950 Units
    of Limited Partnership Interest
    outstanding in 2002 and 2001, respectively          17,815,847    15,318,242
                                                       -----------   -----------
                                                        18,137,367    15,588,481
                                                       -----------   -----------
                                                       $18,512,250   $15,777,724
                                                       ===========   ===========



  See Notes to Financial Statements.

                      Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)
                       Number Of
Sector                 Contracts       Contract                                      Fair Value
-------------------    --------------  ------------------------------------          -----------
Currencies
                                        Over the counter contracts purchased - 13.50%
                    JPY 2,031,817,487     PY/USD - 3.08% June 2002                     $ 558,327
                       EUR  9,450,000    EUR/USD - 4.84%, June 2002                      877,477
                       GBP 10,482,500    GBP/USD - 3.19%, June 2002                      578,472

                                         Other  - 2.39%                                  434,520
                                                                                        --------
                                                                                       2,448,796

                                         Over the counter contracts sold - (2.74)%      (497,863)
                                                                                      ----------
                                         Total over the counter contracts -10.76%      1,950,933

                                         Exchange contracts purchased -0.17%              31,688
                                                                                       ---------
    Total Currencies - 10.93%                                                          1,982,621
                                                                                       ---------
Energy
                                         Futures contracts purchased - 0.02%               3,400
                                         Futures contracts sold - (0.13)%                (22,974)
                                                                                        --------
    Total Energy - (0.11)%                                                               (19,574)
                                                                                        --------

Total Grains - 0.08%                     Futures contracts purchased - 0.08%              13,738
                                                                                        --------

Total Interest Rates U.S. - 1.32%        Futures contracts sold - 1.32%                  239,810
                                                                                        --------
Total Interest Rates Non-U.S. - 3.55%    Futures contracts purchased - 3.55%             644,233
                                                                                        --------

Total Livestock - (0.00)% *              Futures contracts purchased - (0.00)% *            (920)
                                                                                        --------

Metals
                                         Futures contracts purchased - (0.48)%           (88,197)
                                         Futures contracts sold - (0.50)%                (90,043)
                                                                                       ---------
   Total Metals - (0.98)%                                                               (178,240)
                                                                                       ---------
Softs
                                         Futures contracts purchased - 0.43%              78,551
                                         Futures contracts sold - (0.02)%                 (4,193)
                                                                                       ---------
   Total Softs - 0.41%                                                                    74,358
                                                                                       ---------

Total Indices - 0.39%                    Futures contracts sold - 0.39%                   70,853
                                                                                       ---------
Total Fair Value - 15.59%                                                             $2,826,879
                                                                                       =========

                                                                % of Investments
  Country Composition          Investments at Fair Value           at Fair Value
  ------------------------     ---------------------------     -----------------
      Australia                           $ (5,842)                      (0.20)%
      Canada                                 2,012                        0.07%
      Germany                              294,381                       10.41%
      Japan                                261,790                        9.26%
      Singapore                             10,482                        0.37%
      United Kingdom                       (33,184)                      (1.17)%
      United States                      2,297,240                       81.26%
                                   -------------------               -----------
                                       $ 2,826,879                      100.00%
                                   ===================               ===========


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
                                ========================         ===============


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See Notes to Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                       -----------      -------------   ------------   -------------
                                                              2002              2001            2002         2001
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains  (losses) on closed positions          $  1,971,021    $   (797,000)   $  1,120,869  $  2,811,849
  Change in unrealized gains (losses) on open
   positions                                               2,648,258      (1,411,566)      2,168,740    (2,537,334)

                                                        ------------    ------------    ------------    ----------
                                                           4,619,279      (2,208,566)      3,289,609       274,515
  Interest income                                             48,566         119,565          98,113       273,260
                                                        ------------    ------------    ------------    ----------
                                                           4,667,845      (2,089,001)      3,387,722       547,775
                                                        ------------    ------------    ------------    ----------
Expenses:
  Brokerage commissions including clearing fees
  of  $4,960, $4,166, $9,364 and $8,176, respectively        164,673         166,593*        346,245       321,298 *
  Other expenses                                              12,326          11,859          24,654        24,187
  Incentive fees                                             128,579            --           128,579        72,636
                                                        ------------    ------------    ------------    ----------
                                                             305,578         178,452         499,478       418,121
                                                        ------------    ------------    ------------    ----------

  Net income (loss)                                        4,362,267      (2,267,453)      2,888,244       129,654
  Redemptions                                               (116,916)       (315,876)       (339,358)     (670,585)
                                                        ------------    ------------    ------------    ----------
  Net increase (decrease) in Partners' capital             4,245,351      (2,583,329)      2,548,886      (540,931)

Partners' capital, beginning of period                    13,892,016      18,138,839      15,588,481    16,096,441

                                                        ------------    ------------    ------------    ----------
Partners' capital, end of period                        $ 18,137,367    $ 15,555,510    $ 18,137,367  $ 15,555,510
                                                        ============    ============    ============    ==========

Net asset value per Unit
  (2,482.0950 and 2,556.0950 Units outstanding
  at June 30, 2002 and 2001, respectively)              $   7,307.28    $   6,085.65    $   7,307.28   $ 6,085.65
                                                        ============    ============    ============   ==========


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $  1,746.24    $    (869.43)   $   1,165.48   $    32.08
                                                        ============    ============    ============   ==========


* Amounts reclassified for comparative purposes
See Notes to Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made by John W. Henry & Company, Inc. and TrendLogic Associates, Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                        THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      --------------------      ---------------------
                                        2002         2001             2002       2001
Net realized and unrealized
  gains(losses) *                   $1,783.20     $(910.72)    $1,187.77      $(35.06)
Interest income                         19.44        45.84         38.96       103.64
Expenses **                            (56.40)       (4.55)       (61.25)      (36.50)
                                     ---------    ---------     ---------    ---------
Increase (decrease) for period       1,746.24      (869.43)     1,165.48        32.08

Net Asset Value per Unit,
 beginning of period                 5,561.04     6,955.08      6,141.80     6,053.57
                                    ---------    ---------    ---------     ---------

Net Asset Value per Unit,
 end of period                      $7,307.28    $6,085.65     $7,307.28    $6,085.65
                                    =========    =========     =========    =========


* Net realized and unrealized gains (losses) is net of commission expense.

**      Expenses exclude commission expense.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:


                                      THREE-MONTHS ENDED SIX-MONTHS ENDED
                                          JUNE 30,       JUNE 30,
                                       ----------------  ---------------
                                         2002    2001      2002   2001
                                       ---------------    --------------
Ratio to average net assets: ***
Net income (loss) before incentive
 fee                                   118.2%   (54.3)%   39.8%    2.5%
Incentive fee                           (3.4)%    0.0%    (1.7)%  (0.9)%
                                       -----     ----     ----     ---
Net income (loss) after
 incentive fee                         114.8%   (54.3)%   38.1%    1.6%
                                       =====     ====     ====     ===
Operating expenses                       4.7%     4.3%     4.9%    4.2%
Incentive fee                            3.4%     0.0%     1.7%    0.9%
                                       -----     ----     ----     ---
Total expenses and incentive fees        8.1%     4.3%     6.6%    5.1%
                                       =====     ====     ====     ===

Total return:
Total return before incentive fee       32.3%   (12.5)%   19.8%    1.0%
Incentive fee                           (0.9)%    0.0%    (0.8)%  (0.5)%
                                       -----     ----     ----     ---
Total return after incentive fee        31.4%   (12.5)%   19.0%    0.5%
                                       =====     ====     ====     ===

*** Annualized

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, was $1,331,616 and $960,433, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, was $2,826,879 and $658,139, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.       Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)
contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 16.4% from $15,588,481 to $18,137,367. This increase was attributable to net income from operations of $2,888,244, which was partially offset by the redemption of 56 Units resulting in an outflow of $339,358. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002 the net asset value per unit increased 31.4% from $5,561.04 to $7,307.28 as compared to a decrease of 12.5% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $4,619,279. Gains were primarily attributable to the trading of commodity futures in currencies, livestock, non-U.S. interest rates and indices and were partially offset by losses in energy, grains, softs, U.S. interest rates and metals. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2001 of $2,208,566. Losses were primarily attributable to the trading of commodity futures in currencies, energy, softs, livestock, U.S and non-U.S. interest rates, metals and indices and were partially offset by gains in grains.

     Commodity futures markets are highly volatile. The Potential for broad and rapid price fluctuations increases the risks involved in commodity trading but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $70,999 and $175,147 respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to a decrease in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are based on the number of trades executed by the Advisors. Brokerage commissions and fees for the three and six months ended June 30, 2002 decreased by $1,920 and increased by $24,947 as compared to the corresponding periods in 2001.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the six months ended June 30, 2002 and 2001 resulted in incentive fees of $128,579 and $72,636, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $18,137,367. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                  June 30, 2002
                                   (Unaudited)

                                                                   Year to Date
                                             % of Total        High           Low
Market Sector                Value at Risk   Capitalization  Value at Risk  Value at Risk
------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $    9,275       0.05%       $   13,775   $    9,145
 - OTC Contracts                  850,614       4.69%          940,138      303,337
Energy                            129,300       0.71%          202,900       24,500
Grains                             24,350       0.13%           28,150       20,750
Interest Rates U.S.               214,200       1.18%          217,760       77,360
Interest Rates Non-U.S            749,911       4.14%          749,911      183,290
Livestock                           4,800       0.03%            7,800        3,600
Metals:
 - Exchange Traded Contracts       87,000       0.48%           90,000       63,000
 - OTC Contracts                  123,875       0.68%          140,500       17,250
Softs                              65,303       0.36%          103,713       26,327
Indices                           461,522       2.55%          465,209      185,152
                               ----------   ---------
Total                          $2,720,150      15.00%
                              ==========   ==========

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:    8/14/02
      ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      -------------------------------
           David J. Vogel, President


Date:    8/14/02
      ------------



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director


Date:    8/14/02
      ------------