Form 10-K
period 2002-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2003-03-27
CIK 812818

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2002

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).
                             Yes       No   X
                                 ----     -----

Limited   Partnership   Units  with  an  aggregate  value  of  $17,815,847  were
outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 2,350.0950 Limited Partnership Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.
        ---------

     (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of Units of Limited Partnership Interest in the Partnership ("Units") for the years ended December 31, 2002, 2001 and 2000 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."
     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value per Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is

Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership trades futures, forwards and options contracts, if applicable, on commodities on United States of America and foreign commodity exchanges through a commodity brokerage account maintained with SSB.
     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner has sole responsibility for the management of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors.
     As of December 31, 2002, the General Partner has entered into advisory agreements (the "Management Agreements") with TrendLogic Associates Inc. and with John W. Henry & Company, Inc. (collectively, the "Advisors"). The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.
     The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.
     Pursuant to the terms of the Management Agreements, the Partnership will pay each Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's New Trading Profits (as defined in the Management Agreements).
     Under the terms of a customer agreement between the Partnership and SSB, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Through April 30, 2000 the General Partner (through SSB) invested approximately eighty percent (80%) of the Partnership's assets in interest bearing U.S. Treasury obligations (primarily U.S. Treasury Bills). Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31,

2002, 2001, 2000, 1999 and 1998 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2002, was $19,486,774.
     (c) Narrative description of business.
     See Paragraphs (a) and (b) above.
     (i) through (xii) - Not applicable.
     (xiii) - The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2. Properties.
        ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding

Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.
     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.
     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market

Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.

     In April 2002, numerous class action complaints were filed against Salomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.
     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange

Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.
     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.

     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar, Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.
     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.
     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.
     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.
     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.
     Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.
     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.
     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.
     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice. On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.
     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.

     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders for a vote during the year ended December 31, 2002.

                                     PART II

Item  5.Market  for  Registrant's  Common  Equity and  Related  Security  Holder
        Matters.

     (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.

     (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2002 was 263.

     (c) Distribution. The Partnership did not declare a distribution in 2002 or 2001.
     (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2002, 2001 and 2000.

     Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and total assets as of December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:


                                        2002              2001          2000            1999           1998
                                   -----------     ------------   -----------    ------------    ------------
 Net realized and unrealized
 trading gains (losses) net
 of brokerage commissions
 and clearing fees of $700,652,
 $661,355, $731,557, $740,877
 and $725,585, respectively       $  5,902,156   $    (49,114)   $    417,740    $ (3,188,507)   $  2,062,231


Interest income                        218,809        446,258         699,719         735,148         784,546
                                  ------------   ------------    ------------    ------------    ------------

                                  $  6,120,965   $    397,144    $  1,117,459    $ (2,453,359)   $  2,846,777
                                  ============   ============    ============    ============    ============


Net income (loss)                 $  4,992,978   $    276,352    $  1,097,353    $ (2,746,410)   $  2,350,037
                                  ============   ============    ============    ============    ============


Increase (decrease)
 in Net Asset Value
 per Unit                         $   1,997.72   $      88.23    $     594.95    $    (773.76)   $     644.44
                                  ============   ============    ============    ============    ============


Total assets                      $ 19,778,354   $ 15,777,724    $ 16,864,975    $ 19,553,584    $ 23,279,963
                                  ============   ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     (1) Liquidity. The Partnership does not engage in sales of goods or services. The Partnership's only assets are its equity in its commodity futures trading account, consisting of cash and net unrealized appreciation (depreciation) on open positions. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Substantial losses resulting from such price movements could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
     (a) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
     (b) The Partnership diversifies its positions among various commodities. The Partnership does not initiate additional positions in a commodity if such additional positions would result in a net long or short position in such commodity requiring as margin more than 15% of the net assets of the Partnership.
     (c) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66 2/3% of the Partnership's net assets.
     (d) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
     (e) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
     (f) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
     (g) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or on December 31, 2007.
     (2) Capital resources. (a) The Partnership has made no material commitments for capital expenditures as of the end of the latest fiscal period.
     (b) The Partnership's capital consists of the capital contributions of the Partners as increased or decreased by gains or losses on trading of commodity interests, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Partnership's Advisors may or may not be able to identify. Partnership expenses consist of, among other things, commissions and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of his Units at the net asset value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner. For the year ended December 31, 2002, 144 Units were redeemed for a total of $1,094,685. For the year ended December 31, 2001,
120.9050 Units were redeemed for a total of $784,312. For the year ended December 31, 2000, 795 Units were redeemed for a total of $3,854,993.
     (3) Results of Operations. For the year ended December 31, 2002, the Net Asset Value per Unit increased 32.5% from $6,141.80 to $8,139.52. For the year ended December 31, 2001, the Net Asset Value per Unit increased 1.5% from $6,053.57 to $6,141.80. For the year ended December 31, 2000, the Net Asset Value per Unit increased 10.9% from $5,458.62 to $6,053.57.
     The Partnership experienced net trading gains of $6,602,808 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in the trading of softs and metals.
     The Partnership experienced net trading gains of $612,241 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and indices products and were partially offset by losses realized in energy, metals, softs and grains.
     The Partnership experienced net trading gains of $1,149,297 before commissions and expenses for the year ended December 31, 2000. Gains were primarily attributable to the trading in currencies, energy products, U.S. interest rates and indices and were partially offset by losses recognized in the trading of metals, grains, livestock, non-U.S. interest rates and softs.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. The Advisors' technical trading methods do not generally take into account such fundamental factors. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
(4)  Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors.
(5)  Critical Accounting Policies
     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

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

The  Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was $19,486,774.
                                December 31, 2002

                                                                         Year to Date
                                                 % of Total          High           Low
Market Sector                  Value at Risk    Capitalization    Value at Risk   Value at Risk
-------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts   $   12,008            0.06%            $   13,775   $    9,145
- OTC Contracts                  912,221            4.69%             1,051,702      303,337
Energy                           299,000            1.53%               299,000       24,500
Grains                            36,750            0.19%                47,450       20,750
Interest rates U.S.              119,700            0.61%               235,500       57,370
Interest rates Non-U.S           775,144            3.98%               833,947      183,290
Livestock                          5,600            0.03%                 7,800        3,600
Metals
- Exchange Traded Contracts       96,000            0.49%                96,000       35,000
- OTC Contracts                  165,500            0.85%               184,850       17,250
Softs                             74,718            0.38%               116,180       26,327
Indices                          216,683            1.11%               498,415      157,432
                              ----------       ----------
Total                         $2,713,324           13.92%
                              ==========       ==========

As of December 31, 2001, the Partnership's total capitalization was $15,588,481.

                                December 31, 2001

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
                              ==========           ==========

Material Limitations on Value at Risk as an Assessment of Market Risk.
----------------------------------------------------------------------
     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.
     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2002, the Partnership's primary exposures were in the NASDAQ, EUREX (Germany) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2002.
     Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
-----------------------------------------------------------------
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.     Financial Statements and Supplementary Data.
            --------------------------------------------

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page
                                                                        Number

                          Oath or Affirmation.                           F-2

                          Report of Independent Accountants.           F-3-F-4

                          Financial Statements:
                          Statement of Financial Condition at
                          December 31, 2002 and 2001.                    F-5

                          Condensed Schedule of Investments at
                          December 31, 2002 and 2001.                  F-6-F-7

                          Statement of Income and Expenses for
                          the years ended December 31, 2002,
                          2001 and 2000.                                 F-8

                          Statement of Partners' Capital
                          for the years ended
                          December 31, 2002, 2001 and 2000.              F-9

                          Notes to Financial Statements.              F-10- F-13

                          Selected unaudited quarterly financial data.   F-14

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

                         Report of Independent Auditors

To the Partners of
Hutton Investors Futures Fund L.P. II:

     We have audited the accompanying statement of financial condition of Hutton Investors Futures Fund L.P. II (the Partnership), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
Hutton Investors Futures Fund L.P. II:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II at December 31, 2001, and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                                Hutton Investors
                              Futures Fund L.P. II
                        Statements of Financial Condition
                           December 31, 2002 and 2001

                                                                    2002                2001
Assets:
Equity in commodity futures trading account:
   Cash (restricted $2,945,807 and $2,038,947 in 2002 and 2001,
   respectively) (Note 3b)                                           $17,912,046   $15,100,778
   Net unrealized appreciation on open positions *                     1,850,754       658,139
                                                                     -----------   -----------
                                                                      19,762,800    15,758,917
Interest receivable                                                       15,554        18,807
                                                                     -----------   -----------
                                                                     $19,778,354   $15,777,724
                                                                     -----------   -----------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3b)                                             $    72,150   $    80,549
   Professional fees                                                      37,521        36,355
   Other                                                                   2,840         4,779
  Redemptions payable (Note 5)                                           179,069        67,560
                                                                     -----------   -----------
                                                                         291,580       189,243
                                                                     -----------   -----------
Partners' capital (Notes 1 and 5):
  General Partner, 44 Unit equivalents outstanding
   in 2002 and 2001                                                      358,139       270,239
  Limited Partners 2,350.0950 and 2,494.0950 Units of Limited
   Partnership Interest outstanding in 2002 and 2001, respectively    19,128,635    15,318,242
                                                                     -----------   -----------
                                                                      19,486,774    15,588,481
                                                                     -----------   -----------
                                                                     $19,778,354   $15,777,724
                                                                     -----------   -----------

* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.
See accompanying notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                  Number of Contracts    Contract                                                 Fair Value
------                 -------------------     --------                                                  ----------
Currencies                                     Unrealized depreciation on forward contracts (2.21)%      $(431,679)
                                               Unrealized appreciation on forward contracts  6.14%
                        EURO  21,400,000       EURO/USD 2.94%, March 19, 2003                              573,398
                                                             Other 3.20%                                   623,722
                                                                                                         ---------
                                                      Total forward contracts 3.93%                        765,441
                                                                                                         ---------
                                                Futures contracts sold 0.05%                                11,000
                                                Futures contracts purchased 0.14%                           26,588
                                                                                                         ---------
                                                      Total futures contracts 0.19%                         37,588
                                                                                                         ---------
  Total Currencies  4.12%                                                                                  803,029
                                                                                                         ---------

Total Energy  0.75%                             Futures contracts purchased 0.75%                          145,228
                                                                                                         ---------

Grains                                          Futures contracts sold 0.43%                                84,575
                                                Futures contracts purchased (0.03)%                         (5,385)
                                                                                                         ---------
  Total Grains  0.40%                                                                                       79,190
                                                                                                         ---------

Interest Rates                                  Futures contracts sold (0.48)%                             (92,719)
                                                Futures contracts purchased 0.72%                          140,228
                                                                                                         ---------
  Total Interest Rates U.S.  0.24%                                                                          47,509
                                                                                                         ---------

Total Interest Rates Non-U.S.  3.22%            Futures contracts purchased 3.22%                          627,010
                                                                                                         ---------

Livestock                                       Futures contracts sold 0.00% *                                 740
                                                Futures contracts purchased 0.04%                            7,240
                                                                                                         ---------
  Total Livestock  0.04%                                                                                     7,980
                                                                                                         ---------

Metals                                          Futures contracts sold (0.01)%                              (1,470)
                                                Futures contracts purchased 1.03%                          200,645
                                                                                                         ---------
                                                      Total futures contracts 1.02%                        199,175

                                                Unrealized depreciation on forward contracts (0.54)%      (106,773)
                                                Unrealized appreciation on forward contracts   0.11%        22,030
                                                                                                         ---------
                                                      Total forward contracts (0.43)%                      (84,743)
                                                                                                         ---------
  Total Metals  0.59%                                                                                      114,432
                                                                                                         ---------

Softs                                            Futures contracts sold 0.02%                                3,245
                                                 Futures contracts purchased 0.21%                          41,050
                                                                                                         ---------
  Total Softs  0.23%                                                                                        44,295
                                                                                                         ---------

Indices                                          Futures contracts sold 0.19%                               36,488
                                                 Futures contracts purchased (0.28)%                       (54,407)
                                                                                                         ---------
  Total Indices  (0.09)%                                                                                   (17,919)
                                                                                                         ---------

Total Fair Value 9.50%                                                                                  $1,850,754
                                                                                                        ==========
                                        Investments             % of Investments
Country Composition                    at Fair Value             at Fair Value
-----------------------      -------------------------- ------------------------
Australia                                  $55,016                   2.97%
Canada                                       4,532                   0.24
Germany                                    228,676                  12.36
Japan                                      197,886                  10.69
United Kingdom                              64,517                   3.49
United States                            1,300,127                  70.25
                                  --------------------- ------------------------
                                        $1,850,754                 100.00%
                                ======================= ========================

Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001

                                      Number of
Sector                                Contracts              Contract                                        Fair Value
Currencies
                                                             Over the counter contracts purchased   0.01%       $2,048
                                                             Over the counter contracts sold 5.04%
                                      JPY    2,526,606,300   JPY/USD 5.37%, March 20, 2002                     837,395
                                                             Other (0.33)%                                     (52,138)
                                                                                                             ---------
                                                                  Total OTC contracts 5.05%                    787,305
                                                                                                             ---------
                                                             Futures contracts purchased 0.01%                   1,525
                                                             Futures contracts sold 0.12%                       18,883
                                                                                                             ---------
                                                                  Total Exchange Contracts 0.11%                20,408
                                                                                                             ---------
  Total Currencies  5.16%                                                                                      807,713
                                                                                                             ---------

Total Energy  (0.32)%                                        Futures contracts sold (0.32)%                    (49,504)
                                                                                                             ---------
Grains
                                                             Futures contracts purchased (0.02)%                (4,572)
                                                             Futures contracts sold 0.08%                       13,150
                                                                                                             ---------
  Total Grains  0.06%                                                                                            8,578
                                                                                                             ---------
Interest Rates Non-U.S.
                                                             Futures contracts purchased (0.25)%               (39,714)
                                                             Futures contracts sold 1.13%                      176,708
                                                                                                             ---------
  Total Interest Rates Non-U.S.  0.88%                                                                         136,994
                                                                                                             ---------
Interest Rates U.S.
                                                             Futures contracts purchased 0.00%*                    257
                                                             Futures contracts sold (0.03)%                     (4,313)
                                                                                                             ---------
  Total Interest Rates U.S.  (0.03)%                                                                            (4,056)
                                                                                                             ---------

Total Livestock  (0.03)%                                     Futures contracts sold (0.03)%                     (4,430)
                                                                                                             ---------
Metals
                                                             Futures contracts purchased (0.46)%               (72,168)
                                                             Futures contracts sold (1.15)%                   (179,739)
                                                                                                             ---------
  Total Metals  (1.61)%                                                                                       (251,907)
                                                                                                             ---------
Softs
                                                             Futures contracts purchased (0.00)%*                 (268)
                                                             Futures contracts sold 0.01%                        1,785
                                                                                                             ---------
  Total Softs  0.01%                                                                                             1,517
                                                                                                             ---------
Indices
                                                             Futures contracts purchased 0.10%                  14,405
                                                             Futures contracts sold (0.00)%                     (1,171)
                                                                                                             ---------
  Total Indices  0.10%                                                                                          13,234
                                                                                                             ---------

Total Fair Value 4.22%                                                                                        $658,139
                                                                                                             =========

                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                               $33,198                   5.04%
Canada                                                    9,655                   1.47
Germany                                                 182,735                  27.77
Japan                                                   (58,906)                 (8.95)
France                                                   (4,782)                 (0.73)
United Kingdom                                         (177,475)                (26.97)
United States                                           673,714                 102.37
                                              -------------------------- ------------------------
                                                       $658,139                 100.00%
                                              ========================== ========================

Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements

                                Hutton Investors
                              Futures Fund L.P. II
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2002, 2001 and 2000

                                                  2002          2001            2000
Income:
  Net gains (losses) on trading of
   commodity interests:
   Realized gains (losses) on closed
    positions and foreign currencies         $ 5,410,193   $ 2,632,696    $(1,204,791)
   Change in unrealized gains
    (losses) on open positions                 1,192,615    (2,020,455)     2,354,088
                                             -----------   -----------    -----------
                                               6,602,808       612,241      1,149,297
  Interest income (Note 3b)                      218,809       446,258        699,719
                                             -----------   -----------    -----------
                                               6,821,617     1,058,499      1,849,016
                                             -----------   -----------    -----------
Expenses:
  Brokerage commissions including clearing
   fees of $17,270, $14,966 and $17,497,
   respectively (Note 3b)                        700,652       661,355        731,557
  Incentive fees (Note 3a)                     1,083,961        72,636           --
  Professional fees                               42,789        42,551         20,106
  Other expenses                                   1,237         5,605           --
                                             -----------   -----------    -----------
                                               1,828,639       782,147        751,663
                                             -----------   -----------    -----------
Net income (loss)                            $ 4,992,978   $   276,352    $ 1,097,353
                                             -----------   -----------    -----------
Net income (loss) per Unit of Limited
  Partnership Interest and General Partner   $  1,997.72   $     88.23    $    594.95
  Unit equivalent (Notes 1 and 6)            -----------   -----------    -----------



See accompanying notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2002, 2001 and 2000


                                           Limited             General
                                           Partners            Partner       Total
Partners' capital at December 31, 1999   $ 18,613,902    $    240,179   $ 18,854,081
Net income                                  1,071,175          26,178      1,097,353
Redemption of 795 Units of
  Limited Partnership Interest             (3,854,993)           --       (3,854,993)
                                         ------------    ------------   ------------
Partners' capital at December 31, 2000     15,830,084         266,357     16,096,441
Net income                                    272,470           3,882        276,352
Redemption of 120.9050 Units of
  Limited Partnership Interest               (784,312)           --         (784,312)
                                         ------------    ------------   ------------
Partners' capital at December 31, 2001     15,318,242         270,239     15,588,481
Net income                                  4,905,078          87,900      4,992,978
Redemption of 144.0000 Units of
  Limited Partnership Interest             (1,094,685)           --       (1,094,685)
                                         ------------    ------------   ------------
Partners' capital at December 31, 2002   $ 19,128,635    $    358,139   $ 19,486,774
                                         ------------    ------------   ------------

See accompanying notes to financial statements.

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; the net asset value of a Unit decreases to less than $500 per unit; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.   Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. Commission charges to open and close futures contracts are expensed at the time the positions are opened.

     c. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     d. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     e. Certain prior period amounts have been reclassified to conform to current year presentation.

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

    b. Customer Agreement:

     The Partnership has entered into a Customer Agreement, which has been assigned to SSB, from a predecessor company, whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SSB at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and National Futures Association fees. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held for margin requirements was $2,945,807 and $2,038,947, respectively. Through April 30, 2000, the Customer Agreement provided that approximately 80% of the Partnership's assets be maintained in interest bearing U.S. Treasury obligations, including assets to be utilized as margin for commodities positions. Effective May 1, 2000, SSB has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

4.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2002 and 2001, based on a monthly calculation, was $1,802,674 and $960,433, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, each limited partner may redeem some or all of their Units at the net asset value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Units after such redemption is effected.

6.  Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest during the years ended December 31, 2002, 2001 and 2000 were as follows:


                                                      2002          2001        2000
Net realized and unrealized gains (losses) *   $   2,364.24 $     (37.27)$     380.39
Interest income                                       88.23       171.40       220.09
Expenses **                                         (454.75)      (45.90)       (5.53)
                                                  ---------    ---------    ---------
Increase for year                                  1,997.72        88.23       594.95
Net asset value per
 Unit, beginning of year                           6,141.80     6,053.57     5,458.62
                                                  ---------    ---------    ---------
Net asset value per
 Unit, end of year                             $   8,139.52 $   6,141.80 $   6,053.57
                                                  ---------    ---------    ---------

      * Includes brokerage commissions
     ** Excludes brokerage commissions

Ratios to Average Net Assets :
 Net investment loss before incentive fees ***     (3.0)%  (2.6)%
 Incentive fees                                    (6.2)%  (0.4)%
                                                   ----     ---
 Net investment loss after incentive fees          (9.2)%  (3.0)%
                                                   ----     ---

 Net income before incentive fees ****             34.9%    2.1%
 Incentive fees ****                               (6.2)%  (0.4)%
                                                   ----     ---
 Net income after incentive fees ****              28.7%    1.7%
                                                   ----     ---

 Operating expenses                                 4.3%    4.4%
 Incentive fees                                     6.2%    0.4%
                                                   ----     ---
 Total expenses                                    10.5%    4.8%
                                                   ----     ---
Total return:
 Total return before incentive fees                39.9%    1.6%
 Incentive fees                                    (7.4)%  (0.1)%
                                                   ----     ---
 Total return after incentive fees                 32.5%    1.5%
                                                   ----     ---

    *** Interest income less total expenses (exclusive of incentive fees) **** Supplemental information not required

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.

7.  Financial Instrument Risks:

     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                   For the period from     For the period from   For the period from    For the period from
                                     October 1, 2002 to       July 1, 2002 to    April 1, 2002 to June    January 1, 2002 to
                                     December 31, 2002      September 30, 2002          30, 2002            March 31, 2002

   Net realized and unrealized
  trading gains (losses) net of
    brokerage commissions and
 clearing fees including interest       $(1,820,003)            $4,899,491             $4,503,172            $(1,461,695)
              income
        Net Income (loss)               $(1,827,178)            $3,931,912             $4,362,267            $(1,474,023)

 Increase (decrease) in Net Asset          $(754.80)             $1,587.04              $1,746.24               $(580.76)
          Value per Unit
                                    For the period from     For the period from   For the period from    For the period from
                                     October 1, 2001 to       July 1, 2001 to    April 1, 2001 to June    January 1, 2001 to
                                     December 31, 2001      September 30, 2001          30, 2001            March 31, 2001
   Net realized and unrealized
  trading gains (losses) net of
    brokerage commissions and
 clearing fees including interest       $(1,144,255)            $1,314,922           $ (2,255,594)            $2,482,071
              income
        Net Income (loss)               $(1,156,085)            $1,302,783           $ (2,267,453)            $2,397,107

 Increase (decrease) in Net Asset          $(453.53)               $509.68              $ (869.43)               $901.51



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partenrship.
     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.
     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.
                                    PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors

Item 11. Executive Compensation.
         ----------------------
     The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." SSB is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2002, SSB earned $700,652 in brokerage commissions and clearing fees.
     The Advisors manage the Partnership's investments and receive a quarterly incentive fee, as described under "Item 1. Business." Trading performance for the year ended December 31, 2002, resulted in an incentive fee of $1,083,961.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     (a). Security ownership of certain beneficial owners. As of March 1, 2003, one beneficial owner who is neither director nor executive officer owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

 Title         Name and Address of          Amount and Nature of      Percent of
of Class       Beneficial Owner             Beneficial Ownership         Class
--------       -------------------          --------------------      ----------

Units of       Cheryl A. Schwartz                         135 Units         5.6%
Limited        Fbo R. Schwartz Flint Trust
Partnership    P. O. Box 1312
Interest       Page, AZ 86040-1312

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General

Partner. The General Partner owns Units of general partnership interest equivalent to 44 Units (1.8%) of Limited Partnership Interest as of December 31, 2002.
     (c). Changes in control. None.
                       ------------------
Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------
     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by SSB and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial
Statements and Supplementary Data.", Note 3b. and "Item 11. Executive Compensation."
Item 14. Control and Procedures
     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.
     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                                     PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------
     (a)  (1) Financial Statements:

               Statements of Financial Condition at December 31, 2002 and 2001.

               Statements of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

               Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

          (2)  Financial  Statement  Schedules:  Financial  Data   Schedule  for
               the year ended December 31, 2002.

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

                    10.22 Letter  extending  Management  Agreements with John W.
               Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (previously filed).
                    10.23 Letters extending  Management  Agreements with John W.
               Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).
                    10.24 Letters extending  Management  Agreements with John W.
               Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (previously filed).
                    10.25 Letters extending  Management  Agreements with John W.
               Henry and Company, Inc. and TrendLogic Associates, Inc. for 2000 (previously filed).
                    10.26 Letters extending  Management  Agreements with John W.
               Henry and Company, Inc. and Trendlogic Associates, Inc. for 2001 (previously filed).
                    10.27 Letters extending  Management  Agreements with John W.
               Henry and Company, Inc. and TrendLogic Associates, Inc. for 2002 (filed herein).

                    99.1 Certificate of Chief Executive Officer.
                    99.2 Certificate of Chief Financial Officer.
                    (b) Report on Form 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual  Report to Limited  Partners

No proxy  material  has been sent to Limited Partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March 2003.

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


/s/ David J. Vogel                                            /s/ Shelley Ullman
------------------------------                       ---------------------------
David J. Vogel                                                         Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
--------------------------                         -----------------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------                                -
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                  CERTIFICATION


I, David J. Vogel, certify that:

1. I have reviewed this annual report on Form 10-K of Hutton Investors Futures Fund L.P. II;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003
 /s/David J. Vogel
   -----------------------
   David J. Vogel
   Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Hutton Investors Futures Fund L.P. II;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003
                                                   /s/ Daniel R. McAuliffe, Jr.
                                                        -----------------------
                                                        Daniel R. McAuliffe, Jr.
                                                         Chief Financial Officer

CIK>                                               0000812818
NAME>                                      Hutton Investors Futures Fund L.P. II

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                      17,912,046
SECURITIES>                                                 1,850,754
RECEIVABLES>                                                   15,554
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            19,778,354
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              19,778,354
CURRENT-LIABILITIES>                                          291,580
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  19,486,774
TOTAL-LIABILITY-AND-EQUITY>                                19,778,354
SALES>                                                              0
TOTAL-REVENUES>                                             6,821,617
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                             1,828,639
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                              4,992,978
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                 4,992,978
EPS-PRIMARY>                                                 1,997.72
EPS-DILUTED>                                                        0