Form 10-Q
period 2003-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2003-11-13
CIK 812818

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 0-16526

                     HUTTON INVESTORS FUTURES FUND L.P. II
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  13-3406160
------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)               Identification No.)

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue - 7th. Fl.
                            New York, New York 10022
------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

             Statements of Financial Condition at
             September 30, 2003 and December 31,
             2002 (unaudited).                                          3

             Condensed Schedules of Investments
             at September 30, 2003 and December 31,
             2002 (unaudited).                                        4 - 5

             Statements of Income and Expenses
             and Partners' Capital for the
             three and nine months ended September
             30, 2003 and 2002
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

                                     PART I

                          Item 1. Financial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)




                                                           September 30,   December 31,
                                                               2003              2002
                                                           ----------------------------
ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $3,171,216 and $2,945,807 in 2003
  and 2002, respectively)                                  $ 19,940,417    $ 17,912,046
  Net unrealized appreciation (depreciation) on
  open futures positions                                       (125,651)      1,170,056
  Unrealized appreciation on open forward contracts           2,287,031       1,219,150
                                                           ------------    ------------
                                                             22,101,797      20,301,252
Interest receivable                                              13,505          15,554
                                                           ------------    ------------
                                                           $ 22,115,302    $ 20,316,806
                                                           ============    ============
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Unrealized depreciation on open forward contracts         $  1,525,499    $    538,452
 Accrued expenses:
  Commissions                                                   100,350          72,150
  Other                                                          36,473          40,361
 Redemptions payable                                            205,684         179,069
                                                           ------------    ------------
                                                              1,868,006         830,032
                                                           ------------    ------------

Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2003 and 2002                                393,482         358,139
  Limited Partners, 2,220.0950 and 2,350.0950 Redeemable
    Units of Limited Partnership Interest
    outstanding in 2003 and 2002, respectively               19,853,814      19,128,635
                                                           ------------    ------------
                                                             20,247,296      19,486,774
                                                           ------------    ------------
                                                           $ 22,115,302    $ 20,316,806
                                                           ============    ============

  See Accompanying Notes to Unaudited Financial Statements.


                      Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)
Sector                            Number of Contracts      Contract                                Fair Value
--------------------------------- ----------------------   -------------------------------------   ---------------
Currencies
                                                           Unrealized appreciation
                                                           on forward contracts 10.33%
                                  JPY (3,263,622,620)      JPY/USD 6.02% December 17, 2003       $ 1,219,767
                                                           Other 4.31%                               871,341
                                                                                                 -----------
                                                                                                   2,091,108
                                                           Unrealized depreciation
                                                           on forward contracts (6.35)%
                                  CHF (14,025,000)         CHF/USD (2.72)% December 17, 2003        (550,186)
                                                           Other (3.63)%                            (734,548)
                                                                                                  -----------
                                                                                                  (1,284,734)
                                                                                                  -----------
 Total Currencies  3.98%                                                                             806,374
                                                                                                 -----------

Total Energy  (0.38)%                                      Futures contracts sold  (0.38)%           (77,048)
                                                                                                 -----------

Total Grains  0.11%                                        Futures contracts purchased  0.11%         22,927
                                                                                                 -----------

Total Interest Rates U.S.  0.88%                           Futures contracts purchased  0.88%        178,712
                                                                                                 -----------
Interest Rates Non-U.S.
                                                           Futures contracts purchased  0.48%         98,069
                                                           Futures contracts sold  (1.33)%          (270,518)
                                                                                                   ---------
  Total Interest Rates Non-U.S.  (0.85)%                                                            (172,449)
                                                                                                   ----------

Total Livestock  0.02%                                     Futures contracts purchased  0.02%          4,850
                                                                                                   ----------
Metals
                                                           Total futures contracts purchased 0.84%   170,378

                                                           Unrealized appreciation on
                                                           forward contracts 0.97%                   195,923
                                                           Unrealized depreciation on
                                                           forward contracts (1.19)%                (240,765)
                                                                                                   ----------
                                                           Total forward contracts  (0.22)%          (44,842)
                                                                                                   ----------
  Total Metals  0.62%                                                                                125,536
                                                                                                  -----------

Softs
                                                           Futures contracts purchased  (0.11)%      (22,058)
                                                           Futures contracts sold  (0.03)%            (7,398)
                                                                                                  -----------
  Total Softs  (0.14)%                                                                               (29,456)
                                                                                                  -----------

Indices
                                                           Futures contracts purchased  (1.21)%     (245,116)
                                                           Futures contracts sold  0.11%              21,551
                                                                                                 -----------
  Total Indices   (1.10)%                                                                           (223,565)
                                                                                                 -----------

Total Fair Value  3.14%                                                                            $ 635,881
                                                                                                 ===========

Country Composition            Investments at Fair Value      % of Investments at Fair Value
---------------------------    --------------------------     -----------------------------------
Australia                             $ (12,536)                      (1.97)%
Canada                                    2,315                        0.36
Germany                                  60,973                        9.59
Japan                                  (430,813)                     (67.75)
United Kingdom                          (82,710)                     (13.01)
United States                         1,098,652                      172.78
                                ------------------------       -----------------------
                                      $ 635,881                      100.00 %
                                =======================        =======================


Percentages are based on Partners' capital unless otherwise indicated See Accompanying Notes to Unaudited Financial Statements.

                             Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2002
                                 (Unaudited)

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

                      HUTTON INVESTORS FUTURES FUND L.P. II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                               ------------    ------------    ------------    -----------
                                                                    2003            2002              2003           2002
                                                               ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity
  interests:
  Realized gains (losses) on closed positions                  $ (3,043,366)   $  5,865,985    $  4,104,079    $  6,986,854
  Change in unrealized gains (losses) on open
   positions                                                      2,198,989        (864,606)     (1,214,873)      1,304,134
                                                               ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                       (844,377)      5,001,379       2,889,206       8,290,988
  Interest income                                                    41,502          65,241         137,845         163,354
                                                               ------------    ------------    ------------    ------------
                                                                   (802,875)      5,066,620       3,027,051       8,454,342
                                                               ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
  of $8,118, $3,499, $19,925 and $12,863, respectively              269,834         167,129         741,388         513,374
  Incentive fees                                                       --           955,382         286,455       1,083,961
  Other expenses                                                      8,616          12,197          31,657          36,851
                                                               ------------    ------------    ------------    ------------
                                                                    278,450       1,134,708       1,059,500       1,634,186
                                                               ------------    ------------    ------------    ------------

  Net income (loss)                                              (1,081,325)      3,931,912       1,967,551       6,820,156
  Redemptions - L.P.                                               (205,684)       (535,292)     (1,207,029)       (874,650)
                                                               ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                   (1,287,009)      3,396,620         760,522       5,945,506

Partners' capital, beginning of period                           21,534,305      18,137,367      19,486,774      15,588,481
                                                               ------------    ------------    ------------    ------------
Partners' capital, end of period                               $ 20,247,296    $ 21,533,987    $ 20,247,296    $ 21,533,987
                                                               ------------    ------------    ------------    ------------

Net asset value per Redeemable Unit
  (2,264.0950 and 2,421.0950 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $   8,942.78    $   8,894.32    $   8,942.78    $   8,894.32
                                                               ------------    ------------    ------------    ------------

Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $    (472.79)   $   1,587.04    $     803.26    $   2,752.52
                                                               ------------    ------------    ------------    ------------




See Accompanying Notes to  Unaudited Finanacial Statements

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.

                                                                     (Continued)

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:



                                       THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                       2003          2002         2003          2002
                                   ---------       --------    ---------    --------
Net realized and unrealized
  gains (losses) *               $    (487.18)$   1,951.23 $     877.81 $   3,139.00
Interest income                         18.14        26.34        59.11        65.30
Expenses **                             (3.75)     (390.53)     (133.66)     (451.78)
                                    ---------    ---------    ---------    ---------
Increase (decrease) for period        (472.79)    1,587.04       803.26     2,752.52

Net Asset Value per Redeemable
 Unit, beginning of period           9,415.57     7,307.28     8,139.52     6,141.80
                                    ---------    ---------    ---------    ---------
Net Asset Value per Redeemable
 Unit, end of period             $   8,942.78 $   8,894.32 $   8,942.78    $8,894.32
                                    =========    =========    =========    =========


*        Includes brokerage commissions.
**       Excludes brokerage commissions.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:


                                       THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                          2003    2002      2003     2002
                                          -------------    --------------
  Ratio to average net assets: ***
   Net investment loss before
    Incentive fees ****                  (4.2)%   (4.7)%   (3.9)%   (5.0)%
                                          ===     ====     ====     ====

   Operating expenses                     5.2%     3.6%     4.8%     4.4%
   Incentive fees                         0.0%    19.0%     1.8%     8.6%
                                          ---     ----     ----     ----

   Total expenses                         5.2%    22.6%     6.6%    13.0%
                                          ===     ====     ====     ====

Total return:

   Total return before incentive fees    (5.0)%   27.1%    11.4%    52.1%
   Incentive fees                        (0.0)%   (5.4)%   (1.5)%   (7.3)%
                                          ---     ----     ----     ----

   Total return after incentive fees     (5.0)%   21.7%     9.9%    44.8%
                                          ===     ====     ====     ====

***     Annualized
****    Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $1,159,623 and $1,802,674, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $635,881 and $1,850,754, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                      HUTTON INVESTORS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital increased 3.9% from $19,486,774 to $20,247,296. This increase was attributable to net income from operations of $1,967,551, which was partially offset by the redemption of 130 Redeemable Units resulting in an outflow of $1,207,029. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 5.0% from $9,415.57 to $8,942.78 as compared to an increase of 21.7% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $844,377. Losses were primarily attributable to the trading of commodity futures in energy, grains, softs, U.S. and non-U.S. interest rates and metals and were partially offset by gains in currencies, livestock and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2002 of $5,001,379. Gains were primarily attributable to the trading of commodity futures in energy, grains, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in currencies, softs and metals.

     During the nine months ended September 30, 2003, the Partnerships net asset value per Redeemable Unit increased 9.9% from $8,139.52 to $8,942.78 as compared to an increase of 44.8% for the nine months ended September 30, 2002. The partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $2,889,206. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, softs and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2002 of $8,290,988. Gains were primarily attributable to the trading of commodity contracts in currencies, energy, grains, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in softs and metals.


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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $23,739 and $25,509, respectively, as compared to the corresponding period in 2002. The decrease in interest income is primarily due to a decrease in interest rates during the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and nine months ended September 30, 2003 increased by $102,705 and $228,014, respectively, as compared to the corresponding period in 2002. The increase in commissions and fees is primarily due to higher net assets, and therefore higher number of round turns, during the three and nine months ended September 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $286,455, respectively. Trading performance for the three and nine months ended September 30, 2002, resulted in incentive fees of $955,382 and $1,083,961, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $20,247,296. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                               September 30, 2003
                                   (Unaudited)

                                                          Year to Date
                                                  -----------------------------
                                        % of Total       High         Low            Average
Market Sector            Value at Risk Capitalization Value at Risk Value at Risk Value at Risk
------------------------------------------------------------------------------------------------
Currencies:
  - OTC Contracts         $  891,895       4.41%     $1,054,384     $  253,548      $  759,132
Energy                       324,050       1.60%        439,000        122,300         281,994
Grains                        38,250       0.19%         41,000         17,350          34,458
Interest Rates U.S.          213,750       1.05%        289,000         36,750         181,722
Interest Rates Non-U.S       508,959       2.51%      1,008,733        240,324         700,527
Livestock                     10,200       0.05%         10,200          2,400           7,589
Metals:
 -- Exchange Traded
    Contracts                144,500       0.71%        260,000         29,000         121,811
 -  OTC Contracts             101,025       0.50%       216,600         65,550         127,975
Softs                        115,041       0.57%        118,073         42,185          82,216
Indices                      527,460       2.61%        542,365        208,911         435,290
                         ----------   ----------
Total                     $2,875,130      14.20%
                         ==========   ==========


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.

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

HUTTON INVESTORS FUTURES FUND L.P. II



By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
      -----------------------------------
           David J. Vogel,
         President and Director

Date:    11/13/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
      -----------------------------------
          David J. Vogel,
        President and Director


Date:    11/13/03



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director


Date:    11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                                   By:   /s/ David J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                          By:   /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:   /s/ David J. Vogel
 -----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


By:   /s/ Daniel R. McAuliffe, Jr.
 -----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003