Form 10-K
period 2003-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2004-03-29
CIK 812818

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

                        c/o Citigroup Managed Futures LLC
                             399 Park Ave - 7th Fl.
                            New York, New York 10022
              (Address and Zip Code of principal executive offices)


                                 (212) 559-2011
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of
                                                            Limited Partnership
                                                            Interest
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes  X       No
                                                         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X].

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                                     Yes         No   X
                                                                     ----

Limited Partnership Redeemable Units with an aggregate value of $21,120,020 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2004, 2,200.0950 Limited Partnership Redeemable Units were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


Item 1. Business.

     (a) General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") for the years ended December 31, 2003, 2002 and 2001 are reported in the Statements of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The  Partnership  trades  futures,   forwards  and  options  contracts,  if
applicable, on United States and foreign commodity exchanges through a commodity brokerage account maintained with CGM.

     Under the Limited Partnership Agreement, the General Partner has sole responsibility for the management of the business and affairs of the
Partnership, but may delegate trading discretion to one or more trading advisors.

     The General Partner has entered into management agreements (the "Management Agreements") with John W. Henry & Company, Inc. ("JWH") and Trendlogic Associates (collectively, the "Advisors"). The Management Agreements provide that the Advisors will have sole discretion in determining the investment of the assets of the Partnership but that the Advisors will have no authority to select the commodity broker through whom transactions will be executed.

     The Management Agreements can be terminated by the General Partner at any time for any reason whatsoever. The Advisors may terminate the Management

Agreements for any reason upon 30 days' notice to the General Partner. The Advisors may also terminate the Management Agreements if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies. Trendlogic Associates was terminated as an Advisor to the Partnership on March 31, 2003.

     Pursuant to the terms of the Management Agreements, the Partnership will pay the Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor's New Trading Profits (as defined in the Management Agreements).

     Under the terms of a customer agreement between the Partnership and CGM, (the "Customer Agreement") the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association ("NFA"), floor brokerage, exchange and clearing fees). The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month.

     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2003, was $21,140,673.

     (c) Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i) through (xii) - Not applicable.

         (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

     (e) Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 2.  Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.   Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM's ability to act as an FCM. In the ordinary course of its business, CGM is a party to various claims and regulatory inquiries.

Settlement of Certain Legal and Regulatory Matters

     On April 28, 2003, CGMI announced final agreements with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGMI and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGMI in connection with the Research Settlement. In May 2003, the NYSE advised CGMI that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGMI has entered into separate settlement agreements with 48 states and various U.S. territories and is in settlement negotiations with the remaining 2 states.

Enron Corp.

     In April 2002, Citigroup was named as a defendant along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (NEWBY, ET AL. V. ENRON CORP., ET AL.), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup's motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003. Plaintiffs filed a motion for class certification in May 2003. Discovery is proceeding pending the Court's decision on class certification.

Additional actions have been filed against Citigroup and certain of its affiliates, including CGMI, along with other parties, including (i) actions brought by a number of pension and benefit plans, investment funds, mutual funds, and other individual and institutional investors in connection with the purchase of Enron and Enron-related equity and debt securities, alleging violations of various state and federal securities laws, state unfair competition statutes, common law fraud, misrepresentation, unjust enrichment, breach of fiduciary duty, conspiracy, and other violations of state law; (ii) an action by banks that participated in two Enron revolving credit facilities, originally alleging fraud, gross negligence, breach of implied duties, aiding and abetting and civil conspiracy in connection with defendants' administration of a credit facility with Enron; the Court granted Citigroup's motion to dismiss with respect to all claims except for certain claims of aiding and abetting and civil conspiracy; (iii) an action brought by several funds in connection with secondary market purchases of Enron debt securities, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and claims for fraud and misrepresentation; (iv) a series of putative class actions by purchasers of NewPower Holdings common stock, alleging violations of the federal securities law, including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended; (v) a putative class action brought by clients of CGMI in connection with research reports concerning Enron, alleging breach of contract;
(vi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; (vii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (viii) an action brought by purchasers in the secondary market of Enron bank debt, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty; (ix) an action brought by an investment company, alleging that Enron fraudulently induced it to enter into a commodity sales contract; (x) five adversary proceedings filed by Enron in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, certain of its affiliates and other entities, and to disallow or to subordinate claims that Citigroup and other entities have filed against Enron; (xi) third-party actions brought by former Enron officers and directors, alleging violation of state securities and other laws and a right to contribution from Citigroup, in connection with claims under state securities and common law brought against the officers and directors and others; and (xii) a purported class action brought on behalf of Connecticut municipalities, alleging violation of state statutes, conspiracy to commit fraud, aiding and abetting a breach of fiduciary duty and unjust enrichment. Several of these cases have been consolidated or coordinated with the NEWBY action and are now generally inactive pending the Court's decision on the pending motion on class certification.

Dynegy Inc.

     On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants.

WorldCom, Inc.

     Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants--along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors--in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 (IN RE: WORLDCOM INC. SECURITIES LITIGATION). The class action complaint asserts claims against CGMI under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and
(ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. On May 19, 2003, the Court denied CGMI's motion to dismiss the consolidated class action complaint. On October 24, 2003, the Court granted the plaintiffs' motion for class certification. On December 31, 2003, the United States Court of Appeals for the Second Circuit granted CGMI's petition seeking leave for an interlocutory appeal of the class certification order. The District Court has scheduled trial to begin in January 2005.

     Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy individual actions with the class action for pretrial proceedings. Certain individual plaintiffs have appealed the district court's order denying their motions to remand. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGMI's research reports concerning WorldCom and/or CGMI's role as an underwriter in WorldCom offerings.

     Numerous other actions asserting claims against CGMI in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class action.

Global Crossing

     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (IN RE: GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGMI, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGMI served as underwriter and in connection with certain transactions in which CGMI issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the putative class action.

Adelphia Communications Corporation

     On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGMI, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia.

     In addition, CGMI is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

Mutual Funds

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the Securities and Exchange Commission and a United States Attorney into the arrangements under which we became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGM is cooperating fully with all such reviews.

Research

     Since May 2002, Citigroup, CGMI and certain executive officers and current and former employees have been named as defendants in numerous putative class action complaints, individual actions, and arbitration demands by purchasers of various securities, alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including AT&T Corp., Winstar Communications, Inc., Rhythm NetConnections, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Qwest Communications International Inc. The putative class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On January 30, 2004, plaintiffs in the Rhythm
NetConnections,   Inc.  action   voluntarily   dismissed  their  complaint  with
prejudice.

     In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its research reports on these companies are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the class and individual actions.

     Three additional putative class actions are pending in federal courts against Citigroup and certain of its affiliates, including CGMI, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGMI. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. In all three of these actions, the Citigroup-related defendants have moved to dismiss the complaints. In two of these putative class actions, these motions were granted and appeals are now pending.

     In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGMI requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGMI. Other parties to the Research Settlement have received similar subpoena and letters.

     On June 23, 2003, the West Virginia Attorney General filed an action against CGMI and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties. CGMI and the other defendants have moved to dismiss the action.

Other

     In April 2002, consolidated amended complaints were filed against CGMI and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss. Also filed in the Southern District of New York against CGMI and other investment banks were several putative class actions that were consolidated into a single class action, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the Court granted CGMI's motion to dismiss the consolidated amended complaint in the antitrust case.

     Additional lawsuits containing similar claims to those described above may be filed in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders for a vote during the year ended December 31, 2003.


                                     PART II

Item 5.   Market for Registrant's  Common  Equity and  Related  Security  Holder
          Matters.

     (a)  Market  Information.  The Partnership has issued no stock. There is no
          public  market  for  the  Redeemable  Units  of  Limited   Partnership
          Interest.

     (b) Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2003 was 252.

     (c) Distribution. The Partnership did not declare a distribution in 2003 or 2002.

     (d) Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2003, 2002 and 2001.

Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and total assets as of December 31, 2003, 2002, 2001, 2000 and 1999 were as follows:

                                          2003           2002           2001             2000              1999
                                       ---------     ---------      -----------      -----------       -------------
Net realized and unrealized
trading gains (losses) net of
brokerage commissions and
clearing fees of $950,659,
$700,652, $661,355, $731,557, and
$740,877, respectively                 $3,206,193     $5,902,156       $(49,114)         $417,740       $(3,188,507)

Interest income                           171,640        218,809        446,258           699,719           735,148
                                       ----------      ---------      ----------       ----------       -----------
                                       $3,377,833     $6,120,965       $397,144        $1,117,459       $(2,453,359)
                                       ----------      ---------      ----------       ----------       -----------

Net income (loss)                      $3,049,340     $4,992,978       $276,352        $1,097,353       $(2,746,410)
                                       -----------     ---------      ----------       ----------       -----------
Increase (decrease) in Net Asset
Value per Redeemable Unit               $1,281.06      $1,997.72         $88.23           $594.95          $(773.76)
                                       ----------      ---------      ----------       ----------       ----------
Total assets                          $21,495,947    $20,316,806    $15,777,724       $16,864,975       $19,553,584
                                       ----------     ----------     -----------      -----------       -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

     The Partnership aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures, and forward, spot and swap contracts in those markets.

     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to JWH. The General Partner employs a team of approximately 15 professionals whose primary emphasis is on attempting to maintain quality control among the Advisor to the Partnership operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

     Responsibilities of the General Partner include:

     o    due diligence examinations of the Advisor;

     o    selection, appointment and termination of the Advisor;

     o    negotiation of the management agreement; and

     o    monitoring the activity of the Advisor.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

     The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions. The General Partner reviews at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership pays is competitive with other rates.

     The Advisor specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

     JWH trades its Financials and Metals Portfolio ("F&M") and Original Investment Program ("Original") on behalf of the Partnership. Of the Partnership's assets allocated to JWH, 78% is currently traded using F&M and 22% is currently traded using Original, each of which is described below.

F&M seeks to identify and capitalize on intermediate-term price movements in four worldwide market sectors: currencies, interest rates, metals and global stock indicies. The program uses the three-phase investment style. Beginning in August 1992, the position size in relation to account equity in this program was reduced 50%. Since the changes were implemented in 1992, F&M has experience lower volatility.

     Original seeks to capitalize on long-term trends in a broad spectrum of worldwide financial and non-financial futures markets including agricultural, currency, energy, interest rate, metals and global stock index contracts. This program uses the two-phase investment style.

     (a)  Liquidity.

     The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:

     (i) The Partnership invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

     (ii) The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership's net assets allocated to the Advisor.

     (iii) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

     (iv) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (v)  The  Partnership  does  not  utilize   borrowings   except  short-term
borrowings if the Partnership takes delivery of any cash commodities.

     (vi) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

     (vii) The Partnership will not permit the churning of its commodity trading account. The term "churning" refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

     In the normal course of business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the Notes to Financial Statements.)

     Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Redeemable Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or on December 31, 2007.

     (b)  Capital resources.

     (i)  The  Partnership   has  made  no  material   commitments  for  capital
expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner. For the year ended December 31, 2003, 150 Redeemable Units were redeemed for a total of $1,395,441. For the year ended December 31, 2002, 144 Redeemable Units were redeemed for a total of $1,094,685. For the year ended December 31, 2001, 120.9050 Redeemable Units were redeemed for a total of $784,312.

     (c)  Results of Operations.

     For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.7% from $8,139.52 to $9,420.58. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 32.5% from $6,141.80 to $8,139.52. For the year ended December 31, 2001, the Net Asset Value per Redeemable Unit increased 1.5% from $6,053.57 to $6,141.80.

     The Partnership experienced net trading gains of $4,156,852 before commissions and expenses for the year ended December 31, 2003. Gains were primarily attributable to the trading of commodity futures in currencies, livestock, metals and indices and were partially offset by losses in the trading of energy, grains, U.S. and non-U.S. interest rates and softs.

     Overall, the JWH programs had a good year on behalf of the Partnership for 2003 much as a result of the trading models used. The financial programs participated successfully in the declining value of the U.S. dollar and lower global interest rates. On the other hand, the diversified programs employed by the Advisor traded several sectors, including agricultural and energy markets, and some financial programs also actively traded the energy complex. In both of these cases, the inclusion of these sectors was a slight drag on overall performance. Energy markets showed extremely choppy behavior, especially in the second half of the year, while the agricultural sector was driven lower by losses in the soft commodities of coffee, sugar, and cotton.

     Over the course of the year, on a very broad basis, the year 2003 can be divided into three periods: the time surrounding the Iraq War (January through May), the transition to higher world growth (June through October), and the renewed dollar decline (November and December).

     The Iraq war was the focus for much of the first half of the year. Like any uncertain event, there is the market reaction to the impending event, the event itself when uncertainty is resolved and the response to the event. The first two months of the year represented the pre-war uncertainty. With uncertainty concerning when hostilities would begin and the possible impact of these events, investors showed a desire to move to a defensive and conservative stance. Equity markets sold-off, the dollar sold-off, gold prices rose, bond markets rallied, and the energy markets exhibited a risk premium concerning potential supply disruptions. This was a continuation of many of the trends carried over from 2002. During the first two months of the year, the Advisor's programs had solid performance, up approximately 14%.

     Just prior to the inception of the hostilities, JWH reduced leverage in all programs by 50 percent, in expectation of higher volatility in the markets. Markets were more volatile with a reduction of liquidity in response to events in March. During this period, bond markets sold-off, the dollar stabilized, crude oil prices declined significantly, and the stock market started to rally. Even with this reduced leverage the markets were volatile and prior trends disrupted leading to losses for the month of March. Positions returned to normal leverage in all programs in April and May saw a solid recovery of Partnership performance with profits coming from short dollar, long interest rate and long commodity positions. The Advisor performance during these periods was consistent with its past actions in uncertain and potentially highly volatile markets. The General Partner was aware of and acknowledged the Advisor's actions as appropriate for the conditions of the economic and political environment.

     In a transition to economic recovery and growth, the major markets began to reflect changed expectations in the middle of June. The announcements of consistent, positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U. S. Federal Reserve. News of stronger growth, especially in the U.S., suggested that deflationary expectations may have been over-done; consequently, there was a trend change and interest rates moved up off 40 year lows. Additionally, the dollar actually rallied on the positive U.S. economic news, reversing the slide from earlier in the year. In both cases, the programs saw a giveback of trading profits, as the markets transitioned to new trends.

     While there were gains in stock index trading, the Advisor's exposure in these markets has been relatively low; so they were not able to make a sustainable impact on performance. In additional to this negative market action, there were further increases in volatility for the energy sector and growing volatility within a relatively tight range for many agricultural markets. The third quarter and the beginning of the fourth quarter were unprofitable for the Advisor's trading programs. This was the result of a transition to higher worldwide economic growth.

     The final period of 2003 was the renewed dollar decline beginning in late November. Regardless of the strong growth exhibited in the United States in the third quarter, the best in 20 years, the dollar began a new significant slide against both the euro and yen. This led to a fourth quarter profit.

     In the General Partner's opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor's programs. The General Partner continues to monitor the Advisor's performance on a daily, weekly, monthly and annual basis to assure these objectives are met.

     The Partnership experienced net trading gains of $6,602,808 before commissions and expenses for the year ended December 31, 2002. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in the trading of softs and metals.

     The Partnership experienced net trading gains of $612,241 before commissions and expenses for the year ended December 31, 2001. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and indices products and were partially offset by losses in the trading in energy, metals, softs and grains.

     It should be noted that commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

     (d)  Operational Risk.

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

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's limited partners, creditors, and regulators, is free of material errors.

     (e)  Critical Accounting Policies.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

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

     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

     The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).

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

     The fair value of the Partnership's futures and forward positions does not have any optionality component. However, the Advisor trades commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership's Trading Value at Risk in Different Market Sectors

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2003 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2003, the Partnership's total capitalization was $21,140,673.

                                December 31, 2003

                                                                                     Year to Date
                                                                      -------------------------------------------
                                                      % of Total           High              Low
Market Sector                      Value at Risk    Capitalization    Value at Risk    Value at Risk      Average*
--------------------------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts            $901,672            4.27%         $1,054,384          $253,548      $794,094
Energy                                  308,400            1.46%            439,000           122,300       273,908
Grains                                   40,300            0.19%             41,000            17,350        34,752
Interest rates U.S.                     319,250            1.51%            319,250            36,750       178,546
Interest rates Non-U.S.                 532,550            2.52%          1,008,733           240,324       699,317
Livestock                                32,000            0.15%             34,000             2,400        11,558

Metals
 - Exchange Traded Contracts            144,500            0.68%            260,000            29,000       127,483
 - OTC Contracts                        199,290            0.94%            216,600            65,550       142,790
Softs                                    90,869            0.43%            118,073            39,888        82,117
Indices                                 684,636            3.24%            698,073           208,911       451,177
                                      ---------          -------
Total                                $3,253,467           15.39%
                                      ---------           -----


* Monthly average based on month-end value at risk.

As of December 31, 2002, the Partnership's total capitalization was $19,486,774.

                                December 31, 2002

                                                                                       Year to Date
                                                                         ----------------------------------------
                                                      % of Total           High              Low
Market Sector                       Value at Risk    Capitalization     Value at Risk    Value at Risk     Average*
------------------------------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts            $ 12,008           0.06%           $ 13,775          $9,145       $ 10,768
- OTC Contracts                         912,221           4.69%          1,051,702         303,337        640,472
Energy                                  299,000           1.53%            299,000          24,500        203,375
Grains                                   36,750           0.19%             47,450          20,750         31,500
Interest rates U.S.                     119,700           0.61%            235,500          57,370        195,818
Interest rates Non-U.S.                 775,144           3.98%            833,947         183,290        741,753
Livestock                                 5,600           0.03%              7,800           3,600          6,150

Metals
 - Exchange Traded Contracts             96,000           0.49%             96,000          35,000         86,625
 - OTC Contracts                        165,500           0.85%            184,850          17,250        130,069
Softs                                    74,718           0.38%            116,180          26,327         85,388
Indices                                 216,683           1.11%            498,415         157,432        358,575
                                      ---------          -----
Total                                $2,713,324          13.92%
                                      ---------          -----

* Quarterly Average

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia.

     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership in expressing Value at Risk in a functional currency other than U.S. dollars.

     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2003, the Partnership's primary exposures were in the NASDAQ, EUREX (Germany) and Nikkei (Japan) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will, from time to time, trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2003.

     Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollars and Canadian dollars. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to their trading programs.

     As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss their risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to their programs.

Item 8.   Financial Statements and Supplementary Data.

                     HUTTON INVESTORS FUTURES FUND L.P. II
                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page Number

   Oath or Affirmation.                                                 F-2

   Independent Auditors' Report.                                     F-3 - F-4

   Financial Statements:                                                F-5
   Statements of Financial Condition at December 31, 2003 and
   2002.

   Condensed Schedules of Investments at December 31, 2003 and       F-6 - F-7
   2002.


   Statements of Income and Expenses for the years ended                F-8
   December 31, 2003, 2002 and 2001.

   Statements of Partners' Capital for the years ended                  F-9
   December 31, 2003, 2002 and 2001.

   Notes to Financial Statements.                                   F-10 - F-13

   Selected Unaudited Quarterly Financial Data.                        F-14

                           To the Limited Partners of
                      Hutton Investors Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:/s/ Daniel R. McAulifee, Jr.
       Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Citigroup Managed Futures LLC
       General Partner, Hutton Investors Futures
       Fund L.P. II

Citigroup Managed Futures LLC
399 Park Avenue
7th Floor
New York, N.Y. 10022
212-559-2011

                          Independent Auditors' Report

To the Partners of
  Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Hutton Investors Futures Fund L.P. II (the Partnership), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of income and expenses, and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income and expenses, and partners' capital of the Partnership for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 2003 and 2002, and the results of its operations and its partners' capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
    KPMG LLP
    New York, New York
    February 27, 2004

                         Report of Independent Auditors

To the Partners of
  Hutton Investors Futures Fund L.P. II:

In our opinion, the accompanying statements of income and expenses and partners' capital present fairly, in all material respects, the results of Hutton Investors Futures Fund L.P. II's operations for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP
    New York, New York
    February 28, 2002

                                Hutton Investors
                              Futures Fund L.P. II
                        Statements of Financial Condition
                           December 31, 2003 and 2002

                                                                                2003                2002
                                                                            -------------       -------------
Assets:
Equity in commodity futures trading account:
   Cash (restricted $3,593,800 and $2,945,807 in 2003 and
    2002, respectively) (Note 3b)                                            $19,769,476         $17,912,046
   Net unrealized appreciation (depreciation) on open futures positions           (9,154)          1,170,056
   Unrealized appreciation on open forward contracts                           1,724,478           1,219,150
                                                                            ------------        ------------
                                                                              21,484,800          20,301,252
Interest receivable (Note 3b)                                                     11,147              15,554
                                                                            ------------        ------------
                                                                             $21,495,947         $20,316,806
                                                                            -------------       -------------



Liabilities and Partners' Capital:
Liabilities:
  Unrealized depreciation on open forward contracts                              $64,801            $538,452
  Accrued expenses:
   Commissions (Note 3b)                                                          63,600              72,150
   Professional fees                                                              35,580              37,521
   Other                                                                           2,881               2,840
  Redemptions payable (Note 5)                                                   188,412             179,069
                                                                            ------------        ------------
                                                                                 355,274             830,032
                                                                            ------------        ------------
Partners' capital: (Notes 1 and 5)
  General Partner, 44 Unit equivalents outstanding
   in 2003 and 2002                                                              414,505             358,139
  Limited Partners 2,200.0950 and 2,350.0950 Redeemable Units of
   Limited Partnership Interest outstanding in 2003 and 2002,
   respectively                                                               20,726,168          19,128,635
                                                                            ------------        ------------
                                                                              21,140,673          19,486,774
                                                                            ------------        ------------
                                                                             $21,495,947         $20,316,806
                                                                            -------------       -------------

See accompanying notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003

Sector                                             Contract                                              Fair Value
--------                                           --------                                              -----------
Currencies
                                                   Unrealized appreciation on forward contracts  5.76%    $1,217,525
                                                   Unrealized depreciation on forward contracts (0.31)%      (64,801)
                                                                                                           ---------

  Total Currencies  5.45%                                                                                  1,152,724
                                                                                                           ---------

Total Energy  0.31%                                Futures contracts purchased 0.31%                          65,248
                                                                                                           ---------

Total Grains  0.04%                                Futures contracts purchased 0.04%                           8,875
                                                                                                           ---------

Total Interest Rates U.S.  (0.10)%                 Futures contracts purchased (0.10)%                       (21,600)
                                                                                                           ---------

Interest Rates Non-U.S.
                                                   Futures contracts purchased 0.07%                          14,680
                                                   Futures contracts sold (0.07)%                            (15,507)
                                                                                                           ---------
  Total Interest Rates Non-U.S.  (0.00)%*                                                                       (827)
                                                                                                           ---------

Total Livestock  (0.56)%                           Futures contracts purchased (0.56)%                      (118,460)
                                                                                                           ---------

Metals
                                                   Futures contracts purchased 1.17%                         247,038

                                                   Unrealized appreciation on forward contracts  2.40%       506,953
                                                                                                           ---------

  Total Metals  3.57%                                                                                        753,991
                                                                                                           ---------

Softs                                              Futures contracts purchased (0.45)%                       (93,654)
                                                   Futures contracts sold (0.17)%                            (36,475)
                                                                                                           ---------
  Total Softs  (0.62)%                                                                                      (130,129)
                                                                                                           ---------

Indices                                            Futures contracts purchased 0.74%                         157,218
                                                   Futures contracts sold (1.02)%                           (216,517)
                                                                                                           ---------
  Total Indices  (0.28)%                                                                                     (59,299)
                                                                                                           ---------

Total Fair Value 7.81%                                                                                    $1,650,523
                                                                                                          ==========

                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                              $(15,507)                 (0.94)%
Canada                                                    7,586                   0.46
Germany                                                  96,946                   5.87
Japan                                                  (226,712)                (13.74)
United Kingdom                                          514,548                  31.17
United States                                         1,273,662                  77.18
                                              -------------------------- ------------------------
                                                     $1,650,523                 100.00%
                                              ========================== ========================


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements

                                Hutton Investors
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2002

                                        Number of
Sector                                  Contracts                       Contract                                  Fair Value
------                                   ---------                      --------                                  ---------
Currencies                                               Unrealized depreciation on forward contracts (2.21)%    $(431,679)
                                                         Unrealized appreciation on forward contracts 6.14%

                                      EURO  21,400,000   EURO/USD 2.94%, March 19, 2003                            573,398
                                                         Other 3.20%                                               623,722
                                                                                                                  ---------
                                                              Total forward contracts 3.93%                        765,441
                                                                                                                 ---------

                                                         Futures contracts sold 0.05%                               11,000
                                                         Futures contracts purchased 0.14%                          26,588
                                                                                                                 ---------
                                                              Total futures contracts 0.19%                         37,588
                                                                                                                 ---------
  Total Currencies  4.12%                                                                                          803,029
                                                                                                                 ---------

Total Energy  0.75%                                      Futures contracts purchased 0.75%                         145,228
                                                                                                                 ---------

Grains                                                   Futures contracts sold 0.43%                               84,575
                                                         Futures contracts purchased (0.03)%                        (5,385)
                                                                                                                  ---------
  Total Grains  0.40%                                                                                               79,190
                                                                                                                  ---------

Interest Rates                                           Futures contracts sold (0.48)%                            (92,719)
                                                         Futures contracts purchased 0.72%                         140,228
                                                                                                                 ---------
  Total Interest Rates U.S.  0.24%                                                                                  47,509
                                                                                                                  ---------

Total Interest Rates Non-U.S.  3.22%                     Futures contracts purchased 3.22%                         627,010
                                                                                                                 ---------

Livestock                                                Futures contracts sold 0.00% *                                740
                                                         Futures contracts purchased 0.04%                           7,240
                                                                                                                ---------
  Total Livestock  0.04%                                                                                             7,980
                                                                                                                ---------

Metals                                                   Futures contracts sold (0.01)%                             (1,470)
                                                         Futures contracts purchased 1.03%                         200,645
                                                                                                                ---------
                                                              Total futures contracts 1.02%                        199,175

                                                         Unrealized depreciation on forward contracts (0.54)%     (106,773)
                                                         Unrealized appreciation on forward contracts  0.11%        22,030
                                                                                                                ---------
                                                              Total forward contracts (0.43)%                      (84,743)
                                                                                                                ---------
  Total Metals  0.59%                                                                                              114,432
                                                                                                                ---------

Softs                                                    Futures contracts sold 0.02%                                3,245
                                                         Futures contracts purchased 0.21%                          41,050
                                                                                                                ---------
  Total Softs  0.23%                                                                                                44,295
                                                                                                                ---------

Indices                                                  Futures contracts sold 0.19%                               36,488
                                                         Futures contracts purchased (0.28)%                       (54,407)
                                                                                                                 ---------
  Total Indices  (0.09)%                                                                                           (17,919)
                                                                                                                 ---------
Total Fair Value 9.50%                                                                                          $1,850,754
                                                                                                               ==========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
--------------------                                -------------            --------------
Australia                                               $55,016                   2.97%
Canada                                                    4,532                   0.24
Germany                                                 228,676                  12.36
Japan                                                   197,886                  10.69
United Kingdom                                           64,517                   3.49
United States                                         1,300,127                  70.25
                                                   -------------               --------
                                                     $1,850,754                 100.00%
                                                   =============               =========

Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See accompanying notes to financial statements

                                Hutton Investors
                              Futures Fund L.P. II
                        Statements of Income and Expenses
                               for the years ended
                        December 31, 2003, 2002 and 2001

                                                    2003              2002              2001
                                                -----------       -----------      -----------
Income:
  Net gains (losses) on trading of
   commodity interests:
   Realized gains on closed positions and
    foreign currencies                           $4,357,083        $5,410,193       $2,632,696
   Change in unrealized gains
    (losses) on open positions                     (200,231)        1,192,615       (2,020,455)
                                                -----------       -----------      -----------
                                                  4,156,852         6,602,808          612,241
  Interest income (Note 3b)                         171,640           218,809          446,258
                                                -----------       -----------      -----------
                                                  4,328,492         6,821,617        1,058,499
                                                -----------       -----------      -----------
Expenses:
  Brokerage commissions including clearing
   fees of $26,176, $17,270 and $14,966,
   respectively (Note 3b)                           950,659           700,652          661,355
  Incentive fees (Note 3a)                          286,455         1,083,961           72,636
  Professional fees                                  35,694            42,789           42,551
  Other expenses                                      6,344             1,237            5,605
                                                -----------       -----------      -----------
                                                  1,279,152         1,828,639          782,147
                                                -----------       -----------      -----------
Net income                                       $3,049,340        $4,992,978         $276,352
                                                 ----------       -----------      ------------
Net income per Redeemable Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)                 $1,281.06         $1,997.72           $88.23
                                                 ----------       -----------      ------------


See accompanying notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                         Statements of Partners' Capital
                               for the years ended
                        December 31, 2003, 2002 and 2001

                                                          Limited             General
                                                          Partners            Partner            Total
                                                      -------------       -------------     -------------
Partners' capital at December 31, 2000                  $15,830,084            $266,357       $16,096,441
Net income                                                  272,470               3,882           276,352
Redemption of 120.9050 Redeemable Units
  of Limited Partnership Interest                          (784,312)                 --          (784,312)
                                                      -------------       -------------     -------------
Partners' capital at December 31, 2001                   15,318,242             270,239        15,588,481
Net income                                                4,905,078              87,900         4,992,978
Redemption of 144.0000 Redeemable Units
  of Limited Partnership Interest                        (1,094,685)                 --        (1,094,685)
                                                      -------------       -------------     -------------
Partners' capital at December 31, 2002                   19,128,635             358,139        19,486,774
Net income                                                2,992,974              56,366         3,049,340
Redemption of 150.0000 Redeemable Units
  of Limited Partnership Interest                        (1,395,441)                 --        (1,395,441)
                                                      -------------       -------------     -------------
Partners' capital at December 31, 2003                  $20,726,168            $414,505       $21,140,673
                                                      --------------      -------------      -------------

See accompanying notes to financial statements.

                                Hutton Investors
                              Futures Fund L.P. II
                          Notes to Financial Statements

1.  Partnership Organization:

     Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized under the partnership laws of the State of Delaware on March 31, 1987 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 30,000 redeemable units of Limited Partnership Interest ("Redeemable Units") during its initial offering period.

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2007; the Net Asset Value of a Redeemable Unit decreases to less than $500 per Redeemable Unit; the aggregate net assets of the Partnership decline to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement.

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

3.  Agreements:

     a.   Management Agreements:

          The General Partner has entered into  Management  Agreements with John
          W. Henry & Company, Inc., (the "Advisor"). The Agreements provide that the Advisor has sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to the management agreement, the Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreements, on the assets under such Advisor's management. Effective March 31, 2003, Trendlogic Associates was terminated as an advisor to the Partnership.

     b.   Customer Agreement:

          The Partnership has entered into a Customer Agreement, which has been assigned to CGM, from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay brokerage commissions to CGM at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and National Futures Association fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2003 and 2002, the amount of cash held for margin requirements was $3,593,800 and $2,945,807, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

4.  Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2003 and 2002, based on a monthly calculation, was $1,355,704 and $1,802,674, respectively.

5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, each limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on ten business days notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Redeemable Units after such redemption is effected.

6.  Financial Highlights:
    Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                             2003              2002             2001
                                                          ----------         ----------      -----------
    Net realized and unrealized gains (losses) *           $1,345.26          $2,364.24         $(37.27)
    Interest income                                            74.03              88.23          171.40
    Expenses **                                              (138.23)           (454.75)         (45.90)
                                                          ----------         ----------      -----------
    Increase for the year                                   1,281.06           1,997.72           88.23
    Net asset value per
     Redeemable Unit, beginning of year                     8,139.52           6,141.80        6,053.57
                                                          ----------         ----------      ----------
    Net asset value per
     Redeemable Unit, end of year                          $9,420.58          $8,139.52       $6,141.80
                                                          -----------       -----------      -----------
      * Includes brokerage commissions
     ** Excludes brokerage commissions

    Ratios to Average Net Assets:
     Net investment loss before incentive fees ***              (3.8)%            (3.0)%           (2.6)%
                                                               -----             ------           -----

     Operating expenses                                          4.7%              4.3%             4.4%
     Incentive fees                                              1.3%              6.2%             0.4%
                                                               -----             -----            -----
     Total expenses                                              6.0%             10.5%             4.8%
                                                               -----             ------           -----
    Total return:
     Total return before incentive fees                         17.3%             39.9%             1.6%
     Incentive fees                                             (1.6)%            (7.4)%           (0.1)%
                                                               -----             -----            -----
     Total return after incentive fees                          15.7%             32.5%             1.5%
                                                               -----             ------           -----


     *** Interest income less total expenses (exclusive of incentive fees)

     The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

7.  Financial Instrument Risks:

     In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of December 31, 2003. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 are summarized below:

                                       For the period from    For the period from    For the period from  For the period from
                                        October 1, 2003 to      July 1, 2003 to        April 1, 2003 to    January 1, 2003 to
                                        December 31, 2003     September 30, 2003        June 30, 2003        March 31, 2003

Net realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 including interest income                     $ 1,092,170             $ (1,072,709)         $ 253,106          $ 3,105,266

Net Income (loss)                              $ 1,081,789             $ (1,081,325)         $ 202,492          $ 2,846,384

Increase (decrease) in Net Asset
 Value per Redeemable Unit                        $ 477.80                $ (472.79)           $ 87.14           $ 1,188.91

                                       For the period from    For the period from    For the period from  For the period from
                                        October 1, 2002 to      July 1, 2002 to       April 1, 2002 to     January 1, 2002 to
                                        December 31, 2002     September 30, 2002       June 30, 2002         March 31, 2002

Net realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 including interest income                     $(1,820,003)             $ 4,899,491        $ 4,503,172         $ (1,461,695)

Net Income (loss)                              $(1,827,178)             $ 3,931,912        $ 4,362,267         $ (1,474,023)

Increase (decrease) in Net Asset
 Value per Redeemable Unit                       $ (754.80)              $ 1,587.04         $ 1,746.24            $ (580.76)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     PricewaterhouseCoopers LLP was previously the principal accountant for the Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the General Partner of the Partnership.

     In connection with the audit of the year ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such year.

     The audit report of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

Item 9A.  Controls and Procedures.

     Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the fourth quarter of 2003.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor.

     The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.  Executive Compensation.

     The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." CGM is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2003, CGM earned $950,659 in brokerage commissions and clearing fees.

     The Advisor manages the Partnership's investments and receives a quarterly incentive fee, as described under "Item 1. Business." Trading performance for the year ended December 31, 2003, resulted in an incentive fee of $286,455.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners. As of March 1, 2004, one beneficial owner who is neither director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

                        Name and Address of Beneficial         Amount and Nature of            Percent of
Title of Class          Owner                                  Beneficial Ownership              Class

Redeemable Units of     Cheryl A. Schwartz                      135 Redeemable Units              6.0%
Limited Partnership     Fbo R. Schwartz Flint Trust
Interest                P.O. Box 1312
                        Page, AZ 86040-1312

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Unit equivalents (2.0%) as of December 31, 2003.

     (c). Changes in control. None.

Item 13.  Certain Relationships and Related Transactions.

     Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amount of compensation received by CGM and the General Partner from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial
Statements and Supplementary Data.", Note 3b, and "Item 11. Executive Compensation."

Item 14. Principal Accountant Fees and Services.

     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2003     $13,041
2002     $11,123

     (2)  Audit-Related Fees. None.

     (3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2003     $4,809
2002     $4,809

     (4) All Other Fees. None.

     (5) Not Applicable.

     (6) Not Applicable.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  (1) Financial Statements:

         Statements of Financial Condition at December 31, 2003 and 2002.

         Condensed Schedules of Investments at December 31, 2003 and 2002.

         Statements of Income and Expenses for the years ended December 31, 2003, 2002 and 2001.

         Statements of Partners' Capital for the years ended December 31, 2003, 2002 and 2001.

         Notes to Financial Statements.

     (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2003.

     (3) Exhibits:

         3. Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).

         10.1 Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment
                  No. 1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5, 1987).

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

         10.4 Brokerage Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc.(previously filed).

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

         10.23 Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).

         10.24 Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (previously filed).

         10.25 Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2000 (previously filed).

         10.26 Letters extending Management Agreements with John W. Henry and Company, Inc. and Trendlogic Associates, Inc. for 2001 (previously filed).

         10.27 Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2002 (previously filed).

         10.28    Letter terminating TrendLogic Associates, Inc. (filed herein).

         10.29 Letter extending Management Agreements with John W. Henry and Company, Inc. for 2003 (filed herein).

         16.1     Letter from PricewaterhouseCoopers LLP (filed herein).

                  The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

         31.1     Rule  13a-14(a)/15d-15(a)  Certification   (Certification  of
                  President and Director)

         31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

         32.1     Section 1350  Certification  (Certification  of  President and
                  Director)

         32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director)


(b)      Report on Form 8-K:  None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.









Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2003.


HUTTON INVESTORS FUTURES FUND L.P. II




By:      Citigroup Managed Futures LLC
         (General Partner)


By:  /s/ David J. Vogel
         David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.


/s/ David J. Vogel                           /s/ Shelley Ullman
    David J. Vogel                               Shelley Ullman
    President and Director                       Director



/s/ Maureen O'Toole                          /s/ Steve J. Keltz
    Maureen O'Toole                              Steve J. Keltz
    Director                                     Secretary and Director


/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
    Director

                                                                    Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: March 29, 2004
                                             /s/ David J. Vogel
                                                 David J. Vogel
                                                 Citigroup Managed Futures LLC
                                                 President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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


Date: March 29, 2004
                                      /s/  Daniel R. McAuliffe, Jr.
                                           Daniel R. McAuliffe, Jr.
                                           Citigroup Managed Futures LLC
                                           Chief Financial Officer and Director

                                                                    Exhibit 32.1





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Hutton Investors Futures Fund L.P. II. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




/s/ David J. Vogel
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director


Date: March 29, 2004

                                                                    Exhibit 32.2





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the Annual Report of Hutton Investors Futures Fund L.P. II. (the "Partnership") on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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





/s/ Daniel R. McAuliffe, Jr.
    Daniel R. McAuliffe, Jr.
    Citigroup Managed Futures LLC
    Chief Financial Officer and Director


Date: March 29, 2004

                       Smith Barney Futures Management LLC
                         388 Greenwich Street, 7th Floor
                          New York, New York 10013-2396



June 11, 2002



John W. Henry & Company, Inc.
301 Yamato Road, Suite 2200
Boca Raton, Fl. 33431-4931

Attn: Mr. Ken Webster

         Re:      Management Agreement Renewals

Dear Mr. Webster:

We are writing with respect to your management agreements concerning the commodity pools to which reference is made below (the "Management Agreements"). We are extending the term of the Management Agreements through June 30, 2003 and all other provisions of the Management Agreements will remain unchanged.

o        Shearson Mid-West Futures Fund
o        Shearson Lehman Select Advisors Futures Fund L.P.
o        JWH Strategic Allocation Master FD LLC
o        Smith Barney Mid-West Futures Fund L.P. II
o        Smith Barney Westport Futures Fund L.P.
o        Hutton Investors Futures Fund, L.P. II  (HIFF II)
o        AURORA 2001

Please acknowledge receipt of this modification by signing one copy of this letter and returning it to the attention of Mr. Daniel McAuliffe at the address above or fax to 212-723-8985. If you have any questions I can be reached at 212-723-5435.

Very truly yours,

SMITH BARNEY FUTURES MANAGEMENT LLC



By:      /s/ Daniel R. McAuliffe, Jr.
          -------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer & Director

JOHN W. HENRY & COMPANY, INC.

By:      /s/ Ken Webster
        -------------------------
Print Name:  Ken Webster