Form 10-Q
period 2004-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2004-05-10
CIK 812818

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the Quarter ended March 31, 2004

Commission File Number 0-16526

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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                                 (212) 559-2011
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                    Page
                                                                   Number

PART I - Financial Information:

           Item 1.        Financial Statements:

                          Statements of Financial Condition at
                          March 31, 2004 and December 31,
                          2003 (unaudited).                           3

                          Condensed Schedules of Investments
                          at March 31, 2004 and December 31,
                          2003 (unaudited).                         4 - 5

                          Statements of Income and Expenses
                          and Partners' Capital for the
                          three months ended March 31, 2004
                          and 2003 (unaudited).                       6

                          Statements of Cash Flows for the three
                          months ended March 31, 2004 and 2003
                          (unaudited).                                7

                          Notes to Financial Statements
                          (unaudited).                              8 - 12

           Item 2.        Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                               13 - 15

           Item 3.        Quantitative and Qualitative
                          Disclosures about Market Risk            16 - 17

           Item 4.        Controls and Procedures                    18

PART II - Other Information                                          19

                                     PART I

                          Item 1. Financial Statements

                      Hutton Investors Futures Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)


                                                              March 31,    December 31,
                                                                2004           2003
                                                           ------------    -----------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $3,795,148 and $3,593,800 in 2004
   and 2003, respectively)                                 $ 22,444,557   $ 19,769,476
  Net unrealized appreciation (depreciation) on
   open futures positions                                     1,227,753         (9,154)
  Unrealized appreciation on open forward contracts           1,118,700      1,724,478
                                                           ------------   ------------
                                                             24,791,010     21,484,800
Interest receivable                                              14,409         11,147
                                                           ------------   ------------
                                                           $ 24,805,419   $ 21,495,947
                                                           ============   ============
Liabilities and Partners' Capital:

Liabilities:
 Unrealized depreciation on open forward contracts         $  2,400,710         64,801
 Accrued expenses:
  Commissions                                                    84,350         63,600
  Other                                                          43,719         38,461
  Incentive fees                                                207,609             --
 Redemptions payable                                            206,520        188,412
                                                           ------------   ------------
                                                              2,942,908        355,274
                                                           ------------   ------------

Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2004 and 2003                                432,708        414,505
  Limited Partners, 2,179.0950 and 2,200.0950 Redeemable
    Units of Limited Partnership Interest
    outstanding in 2004 and 2003, respectively               21,429,803     20,726,168
                                                           ------------   ------------
                                                             21,862,511     21,140,673
                                                           ------------   ------------
                                                           $ 24,805,419   $ 21,495,947
                                                           ============   ============


See Accompanying Notes to Unaudited Financial Statements.

                    Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

Sector                            Number of Contracts      Contract                                        Fair Value
--------------------------------  --------------------  ---------------------------------------------   ----------------
Currencies
                                                        Unrealized appreciation on forward
                                                        contracts 4.59%                                  $   1,004,362
                                                        Unrealized depreciation on forward
                                                        contracts (10.34)%
                                    (2,888,554,999)     JPY/USD (8.24)% June 16, 2004                       (1,800,548)
                                                        Other (2.10)%                                         (459,659)
                                                                                                        ----------------
 Total Currencies (5.75)%                                                                                   (1,255,845)
                                                                                                        ----------------

Total Energy 0.44%                                      Futures contracts purchased 0.44%                       96,296
                                                                                                        ----------------

Total Grains 0.89%                                      Futures contracts purchased 0.89%                      194,413
                                                                                                        ----------------

Total Interest Rates U.S. 1.52%                         Futures contracts purchased 1.52%                      331,240
                                                                                                        ----------------
Interest Rates Non-U.S.
                                                        Futures contracts purchased 1.50%                      328,917
                                                        Futures contracts sold (0.18)%                         (39,700)
                                                                                                        ----------------
 Total Interest Rates Non-U.S. 1.32%                                                                           289,217
                                                                                                        ----------------

Total Livestock 0.07%                                   Futures contracts purchased 0.07%                       15,420
                                                                                                        ----------------

Metals
                                                        Total futures contracts purchased 1.10%                240,240

                                                        Unrealized appreciation on forward
                                                        contracts 0.52%                                        114,338
                                                        Unrealized depreciation on forward
                                                        contracts (0.64)%                                     (140,503)
                                                                                                        ----------------
                                                        Total forward contracts (0.12)%                        (26,165)
                                                                                                        ----------------
 Total Metals 0.98%                                                                                            214,075
                                                                                                        ----------------
Softs
                                                        Futures contracts purchased (0.01)%                     (3,147)
                                                        Futures contracts sold 0.30%                            65,683
                                                                                                        ----------------
 Total Softs 0.29%                                                                                              62,536
                                                                                                        ----------------
Indices
                                                        Futures contracts purchased 0.41%                       89,205
                                                        Futures contracts sold (0.42)%                         (90,814)
                                                                                                        ----------------
 Total Indices (0.01)%                                                                                          (1,609)
                                                                                                        ----------------

Total Fair Value (0.25)%                                                                                $      (54,257)
                                                                                                        ================

                                                                        % of Investments at Fair
  Country Composition                  Investments at Fair Value                  Value
  -------------------------------     ----------------------------    -----------------------------
  Australia                                   $    (5,360)                         (9.88)%
  Canada                                           (1,997)                         (3.68)
  Germany                                         427,359                         787.66
  Japan                                           (22,782)                        (41.99)
  United Kingdom                                  (58,605)                       (108.01)
  United States                                  (392,872)                       (724.10)
                                      ----------------------------    ------------------------------
                                               $  (54,257)                       (100.00)%
                                      ============================    ==============================

Percentages are based on Partners' capital unless otherwise indicated. See Accompanying Notes to Unaudited Financial Statements.

                      Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                              Contract                                                Fair Value
--------------------------------                  ---------------------------------------------            -----------
Currencies
                                                    Unrealized appreciation on forward contracts 5.76%      $1,217,525
                                                    Unrealized depreciation on forward contracts  (0.31)%      (64,801)
                                                                                                             ---------
  Total Currencies  5.45%                                                                                    1,152,724
                                                                                                             ---------

Total Energy  0.31%                                 Futures contracts purchased 0.31%                           65,248
                                                                                                             ---------

Total Grains  0.04%                                 Futures contracts purchased 0.04%                            8,875
                                                                                                             ---------

Total Interest Rates U.S.  (0.10)%                  Futures contracts purchased (0.10)%                        (21,600)
                                                                                                             ---------

Interest Rates Non-U.S.
                                                    Futures contracts purchased 0.07%                           14,680
                                                    Futures contracts sold (0.07)%                             (15,507)
                                                                                                             ---------
  Total Interest Rates Non-U.S.  (0.00)%*                                                                         (827)
                                                                                                             ---------

Total Livestock  (0.56)%                            Futures contracts purchased (0.56)%                       (118,460)
                                                                                                             ---------

Metals
                                                    Futures contracts purchased 1.17%                          247,038

                                                    Unrealized appreciation on forward contracts 2.40%         506,953
                                                                                                             ---------
  Total Metals  3.57%                                                                                          753,991
                                                                                                             ---------

Softs                                               Futures contracts purchased (0.45)%                        (93,654)
                                                    Futures contracts sold (0.17)%                             (36,475)
                                                                                                             ---------
  Total Softs  (0.62)%                                                                                        (130,129)
                                                                                                             ---------

Indices                                             Futures contracts purchased 0.74%                          157,218
                                                    Futures contracts sold (1.02)%                            (216,517)
                                                                                                             ---------
  Total Indices  (0.28)%                                                                                       (59,299)
                                                                                                             ---------

Total Fair Value 7.81%                                                                                       $1,650,523
                                                                                                             ==========

                                                    Investments             % of Investments
      Country Composition                          at Fair Value             at Fair Value
----------------------------------            -------------------------- ------------------------
Australia                                              $(15,507)                 (0.94)%
Canada                                                    7,586                   0.46
Germany                                                  96,946                   5.87
Japan                                                  (226,712)                (13.74)
United Kingdom                                          514,548                  31.17
United States                                         1,273,662                  77.18
                                              -------------------------- ------------------------
                                                     $1,650,523                 100.00%
                                              ========================== ========================


Percentages are based on Partners' capital unless otherwise indicated *Due to rounding
See Accompanying Notes to Unaudited Financial Statements

                      Hutton Investors Futures Fund L.P. II
             Statement of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                                 Three Months Ended
                                                                     March 31,
                                                          ------------------------------
                                                               2004            2003
                                                          ------------     ------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions
    and foreign currencies                                $  3,014,820    $  5,662,262
  Change in unrealized losses on open
   positions                                                (1,704,780)     (2,412,220)
                                                          ------------    ------------
                                                             1,310,040       3,250,042
  Interest income                                               38,466          47,889
                                                          ------------    ------------
                                                             1,348,506       3,297,931
                                                          ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
    of $3,983 and $4,802, respectively                         200,541         192,665
  Incentive fees                                               207,609         247,976
  Other expenses                                                11,998          10,906
                                                          ------------    ------------
                                                               420,148         451,547
                                                          ------------    ------------



  Net income                                                   928,358       2,846,384
  Redemptions                                                 (206,520)       (718,289)
                                                          ------------    ------------
  Net increase in Partners' capital                            721,838       2,128,095

Partners' capital, beginning of period                      21,140,673      19,486,774
                                                          ------------    ------------
Partners' capital, end of period                          $ 21,862,511    $ 21,614,869
                                                          ============    ============


Net asset value per Redeemable Unit
  (2,223.0950 and 2,317.0950 Redeemable Units
  outstanding at March 31, 2004 and 2003, respectively)       9,834.27        9,328.43
                                                          ============    ============
Net income per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                  413.69        1,188.91
                                                          ============    ============

See Accompanying Notes to Unaudited Financial Statements

                     Hutton Investors Futures Fund L.P. II
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Three months ended
                                                                                March 31,
                                                                       -------------------------
                                                                          2004          2003
                                                                       -------------------------
Cash flows from operating activities:
   Net Income                                                       $    928,358    $  2,846,384
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation (depreciation) on open futures
        positions                                                     (1,236,907)      3,654,662
       Unrealized appreciation on open forward contracts                 605,778         547,151
       Increase in interest receivable                                    (3,262)         (1,830)

       Unrealized depreciation on open forward contracts               2,335,909      (1,789,593)
       Accrued Expenses:
         Increase (decrease) in commissions                               20,750          (7,900)
         Increase in incentive fees                                      207,609         247,976
         Increase in other                                                 5,258          10,906
       Increase in redemptions payable                                    18,108         539,220
                                                                    ------------    ------------
              Net cash provided by operating activities                2,881,601       6,046,976
                                                                    ------------    ------------
Cash flows from financing activities:
   Payments for redemptions                                             (206,520)       (718,289)
                                                                    ------------    ------------


              Net change in cash                                       2,675,081       5,328,687
              Cash, at beginning of year                              19,769,476      17,912,046
                                                                    ------------    ------------
              Cash, at end of year                                  $ 22,444,557    $ 23,240,733
                                                                    ============    ============


See Accompanying Notes to Unaudited Financial Statements

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2004, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                       Three-months ended
                                            March 31,
                                     ---------------------
                                        2004         2003
                                     ---------    --------
Net realized and unrealized
  gains *                        $     494.41 $   1,277.04
Interest income                         17.14        20.00
Expenses **                            (97.86)     (108.13)
                                    ---------    ---------
Increase for the period                413.69     1,188.91

Net Asset Value per Redeemable
  Unit, beginning of period          9,420.58     8,139.52
                                    ---------    ---------
Net Asset Value per Redeemable
  Unit, end of period            $   9,834.27 $   9,328.43
                                    =========    =========



*  Includes brokerage commissions.
** Excludes brokerage commissions.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



Financial Highlights (continued):


                                    Three-months ended
                                          March 31,
                                    ------------------
                                       2004     2003
                                    --------  --------

Ratio to average net assets: ***
 Net investment loss before
 Incentive fees ****                  (3.2)%   (2.9)%
                                       ===     ====

 Operating expenses                    3.9%     3.8%
 Incentive fees                        0.9%     4.6%
                                        ---     ----

 Total expenses                        4.8%     8.4%
                                       ===     ====

Total return:

Total return before incentive fees     5.4%    18.2%
Incentive fees                        (1.0)%   (3.6)%
                                       ---     ----

Total return after incentive fees      4.4%    14.6%
                                       ===     ====





***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $2,349,845 and $1,355,704, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003, were $(54,257) and $1,650,523, respectively.
Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 3.4% from $21,140,673 to $21,862,511. This increase was attributable to net income from operations of $928,358, which was partially offset by the redemption of 21 Redeemable Units resulting in an outflow of $206,520. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

     During the Partnership's first quarter of 2004, the Net Asset Value per Redeemable Unit increased 4.4% from $9,420.58 to $9,834.27 as compared to an increase of 14.6% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $1,310,040. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $3,250,042. Gains were primarily attributable to the trading of commodity futures in currencies, energy, softs, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, livestock and metals.

     The Partnership had a positive first quarter as many of the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits for the Partnership's Advisor. The major contributors to performance were rising commodity prices, particularly for grains, energy and base metals and lower interest rates both in the U.S. and internationally. Currency trading which had been a strong provider of profits reversed late in the quarter and offset profits from earlier in the period.

     The commodity markets, particularly grains and related contracts, produced most of the Partnership's profits for the quarter. The demand for foodstocks from developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, also produced profitable trading. Silver and gold also were profitable for the quarter. Energy trading was also highly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the advisors.

     Additional profits were earned for positions in U.S. and international interest rate contracts throughout most of the quarter. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Partnership's Advisor through mid-February. Mid-month, a sharp reversal began in the U.S. dollar that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currency trading resulted in losses. Trading in stock market indices was slightly profitable as the U.S. and global stock markets were mostly directionless for the first quarter.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004 decreased by $9,423 as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended March 31, 2004 increased by $7,876 as compared to the corresponding period in 2003. The increase in commissions and fees is primarily due to higher net assets, and therefore higher number of round turns, during the three months ended March 31, 2004 as compared to 2003.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $207,609. Trading performance for the three months ended March 31, 2003, resulted in incentive fees of $247,976.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2004 and the highest, lowest and average value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2004, the Partnership's total capitalization was $21,862,511. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.

                                 March 31, 2004
                                   (Unaudited)

                                                                                     Year to Date
                                                            ----------------------------------------------------------
                                             % of Total             High                  Low             Average
  Market Sector               Value at Risk  Capitalization     Value at Risk       Value at Risk       Value at Risk
------------------------- --------------- ----------------- ------------------- ------------------- ------------------
Currencies:                   $  610,346          2.79%          $  946,357          $  491,416         $  803,453
  - OTC Contracts
Energy                           241,940          1.11%             308,400             228,400            251,247
Grains                            46,450          0.21%              46,450              34,650             44,400
Interest Rates U.S.              284,250          1.30%             316,800             158,500            295,300
Interest Rates Non-U.S.          953,042          4.36%           1,289,170             528,554          1,064,919
Livestock                         16,000          0.07%              32,000              16,000             22,400
Metals:
Exchange Traded
  Contracts                      174,500          0.80%             176,500              48,000            158,500
 - OTC Contracts                 224,275          1.02%             248,475             199,290            224,013
Softs                            124,081          0.57%             124,081              79,970            106,699
Indices                          770,896          3.53%             777,472             515,712            658,621
                             -----------        -------
Total                        $ 3,445,780         15.76%
                             ===========         ======

Item 4.   Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities- None

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

         Period                          (a)     Total           (b)   Average           (c)    Total           (d)   Maximum
                                Number of  Shares  (or  Price  Paid per  Share  Number of Shares  (or  Number             (or
                                Units) Purchased*       (or Unit)**             Units)  Purchased  as  Approximate     Dollar
                                                                                Part   of    Publicly  Value) of  Shares  (or
                                                                                Announced   Plans  or  Units)  that  May  Yet
                                                                                Programs               Be   Purchased   Under
                                                                                                       the Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,           0                       N/A                     N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February           0                       N/A                     N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004           21                      $9,834.27               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                                    21                      $9,834.27               N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports of Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

          Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

          Exhibit  -  32.1  -  Section  1350  Certification   (Certification  of
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HUTTON INVESTORS FUTURES FUND L.P. II


By:   Citigroup Managed Futures LLC
      -----------------------------
      (General Partner)


By:   /s/ David J. Vogel
       -------------------
      David J. Vogel, President and Director

Date: 5/10/04


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   Citigroup Managed Futures LLC
       ----------------------------
      (General Partner)


By:   /s/ David J. Vogel
      -----------------------
      David J. Vogel
      President and Director


Date: 5/10/04



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
      Daniel R. McAuliffe, Jr.
      Chief Financial Officer and Director


Date: 5/10/04

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                                   /s/ David J. Vogel
                                                   -------------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 10, 2004
                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ David J. Vogel
----------------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

May 10, 2004

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

May 10, 2004