Form 10-Q
period 2004-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2004-08-12
CIK 812818

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

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


                             Yes   X    No_____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                             Yes ____   No  X

                      HUTTON INVESTORS FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX


                                                                  Page
                                                                 Number

PART I - Financial Information:

          Item 1. Financial Statements:

                  Statements of Financial Condition at
                  June 30, 2004 and December 31,
                  2003 (unaudited).                                  3

                  Condensed Schedules of Investments
                  at June 30, 2004 and December 31,
                  2003 (unaudited).                                4 - 5

                  Statements of Income and Expenses
                  and Partners' Capital for the three
                  and six months ended June 30,
                  2004 and 2003 (unaudited).                         6

                  Statements of Cash Flows for the three
                  and six months ended June 30, 2004
                  and 2003 (unaudited).                              7

                  Notes to Financial Statements
                  (unaudited).                                     8 - 12

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                      13 - 15

          Item 3. Quantitative and Qualitative Disclosures
                  about Market Risk                               16 - 17

          Item 4. Controls and Procedures                           18

PART II - Other Information                                         19

                                     PART I

                          Item 1. Financial Statements

                      Hutton Investors Futures Fund L.P. II
                        Statements of Financial Condition
                                   (Unaudited)

                                                              June 30,  December 31,
                                                               2004        2003
                                                           -------------------------
ASSETS:
Equity in commodity futures trading account:
  Cash (restricted $3,555,537 and $3,593,800 in 2004
     and 2003, respectively)                               $18,252,690   $19,769,476
  Unrealized appreciation on open forward contracts            200,782     1,724,478
                                                           -----------   -----------
                                                            18,453,472    21,493,954
Interest receivable                                             16,180        11,147
                                                           -----------   -----------
                                                           $18,469,652   $21,505,101
                                                           ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Net unrealized depreciation on open futures positions      $   562,319   $     9,154
 Unrealized depreciation on open forward contracts             920,413        64,801
 Accrued expenses:
  Commissions                                                   98,950        63,600
  Other                                                         47,172        38,461
 Redemptions payable                                            37,877       188,412
                                                           -----------   -----------
                                                             1,666,731       364,428
                                                           -----------   -----------
Partners' capital :

  General Partner, 44 Unit equivalents
    outstanding in 2004 and 2003                               333,317       414,505
  Limited Partners, 2,174.0950 and 2,200.0950 Redeemable
    Units of Limited Partnership Interest
    outstanding in 2004 and 2003, respectively              16,469,604    20,726,168
                                                           -----------   -----------
                                                            16,802,921    21,140,673
                                                           -----------   -----------
                                                           $18,469,652   $21,505,101
                                                           ===========   ===========

See Accompanying Notes to Unaudited Financial Statements.

                      Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                                  June 30, 2004
                                   (Unaudited)

Sector                                     Contract                                                     Fair Value
------------------------------------------------------------------------------------------          ---------------------
Currencies
                                           Unrealized appreciation on forward contracts 0.15%         $            25,353
                                           Unrealized depreciation on forward contracts (3.21)%                  (539,116)
                                                                                                     ----------------------
  Total Currencies  (3.06)%                                                                                      (513,763)
                                                                                                     ----------------------
Total Energy  (1.02)%                      Futures contracts purchased  (1.02)%                                  (171,413)
                                                                                                     ----------------------
Total Grains  0.45%                        Futures contracts sold 0.45%                                            75,263
                                                                                                     ----------------------
Interest Rates U.S.
                                           Futures contracts purchased  (0.02)%                                    (2,734)
                                           Futures contracts sold  (0.66)%                                       (110,353)
                                                                                                     ----------------------
  Total Interest Rates U.S.  (0.68)%                                                                             (113,087)
                                                                                                     ----------------------
Interest Rates Non-U.S.
                                           Futures contracts purchased  (0.14)%                                   (23,406)
                                           Futures contracts sold  (1.45)%                                       (243,760)
                                                                                                     ----------------------
  Total Interest Rates Non-U.S.  (1.59)%                                                                         (267,166)
                                                                                                     ----------------------
Total Livestock  (0.11)%                   Futures contracts purchased  (0.11)%                                   (19,200)
                                                                                                     ----------------------
Metals
                                           Futures contracts sold  (0.12)%                                        (20,820)
                                           Unrealized appreciation on forward contracts 1.04%                     175,429
                                           Unrealized depreciation on forward contracts (2.27)%                  (381,297)
                                                                                                     ----------------------
                                             Total forward contracts (1.23)%                                     (205,868)
                                                                                                     ----------------------
  Total Metals  (1.35)%                                                                                          (226,688)
                                                                                                     ----------------------
Softs
                                           Futures contracts purchased  (0.29)%                                   (48,692)
                                           Futures contracts sold 0.29%                                            48,817
                                                                                                      ----------------------
  Total Softs  0.00%*                                                                                                 125
                                                                                                     ----------------------
Indices
                                           Futures contracts purchased  0.10%                                      15,875
                                           Futures contracts sold  (0.37)%                                        (61,896)
                                                                                                     ----------------------
   Total Indices   (0.27)%                                                                                        (46,021)
                                                                                                     ----------------------

Total Fair Value  (7.63)%                                                                             $        (1,281,950)
                                                                                                     ======================
                             Country Composition                  Investments at                % of Investments at
                                                                    Fair Value                       Fair Value
                             ------------------------        --------------------------        -----------------------
                              Australia                             $      (23,406)                    (1.83)%
                              Canada                                        (4,252)                    (0.33)
                              Germany                                      (66,100)                    (5.15)
                              Japan                                       (159,060)                   (12.41)
                              United Kingdom                              (325,648)                   (25.40)
                              United States                               (703,484)                   (54.88)
                                                             --------------------------        -----------------------
                                                                   $    (1,281,950)                  (100.00)%
                                                             ==========================        =======================

Percentages are based on Partners' capital unless otherwise indicated.
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements.

                      Hutton Investors Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                              Contract                                                Fair Value
 -----------------------                           -----------------------                                  -----------
Currencies
                                                    Unrealized appreciation on forward contracts 5.76%      $1,217,525
                                                    Unrealized depreciation on forward contracts (0.31)%       (64,801)
                                                                                                             ---------
  Total Currencies  5.45%                                                                                    1,152,724
                                                                                                             ---------

Total Energy  0.31%                                 Futures contracts purchased 0.31%                           65,248
                                                                                                             ---------

Total Grains  0.04%                                 Futures contracts purchased 0.04%                            8,875
                                                                                                             ---------

Total Interest Rates U.S.  (0.10)%                  Futures contracts purchased (0.10)%                        (21,600)
                                                                                                             ---------
Interest Rates Non-U.S.
                                                    Futures contracts purchased 0.07%                           14,680
                                                    Futures contracts sold (0.07)%                             (15,507)
                                                                                                             ---------
  Total Interest Rates Non-U.S.  (0.00)%*                                                                         (827)
                                                                                                             ---------

Total Livestock  (0.56)%                            Futures contracts purchased (0.56)%                       (118,460)
                                                                                                             ---------
Metals
                                                    Futures contracts purchased 1.17%                          247,038
                                                    Unrealized appreciation on forward contracts 2.40%         506,953
                                                                                                             ---------
  Total Metals  3.57%                                                                                          753,991
                                                                                                             ---------

Softs                                               Futures contracts purchased (0.45)%                        (93,654)
                                                    Futures contracts sold (0.17)%                             (36,475)
                                                                                                             ---------
  Total Softs  (0.62)%                                                                                        (130,129)
                                                                                                             ---------

Indices                                             Futures contracts purchased 0.74%                          157,218
                                                    Futures contracts sold (1.02)%                            (216,517)
                                                                                                             ---------
  Total Indices  (0.28)%                                                                                       (59,299)
                                                                                                             ---------

Total Fair Value 7.81%                                                                                      $1,650,523
                                                                                                             ==========

                                                  Investments                       % of Investments
Country Composition                              at Fair Value                        at Fair Value
-------------------------------              ------------------------            -------------------------
Australia                                    $         (15,507)                          (0.94)%
Canada                                                   7,586                            0.46
Germany                                                 96,946                            5.87
Japan                                                 (226,712)                         (13.74)
United Kingdom                                         514,548                           31.17
United States                                        1,273,662                           77.18
                                             ------------------------            -------------------------
                                             $       1,650,523                          100.00%
                                             ========================            =========================


Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Accompanying Notes to Unaudited Financial Statements

                      Hutton Investors Futures Fund L.P. II
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                   -----------------------------    ----------------------------
                                                        2004             2003           2004            2003
                                                    ------------    ------------    ------------   ------------
Income:
  Net gains (losses) on trading of
    commodity interests:
  Realized gains (losses) on closed
    positions                                      $ (3,560,193)    $ 1,485,184      $ (545,373)    $ 7,147,445
  Change in unrealized losses on
     open positions                                  (1,227,693)     (1,001,643)     (2,932,473)     (3,413,862)
                                                   ------------    ------------     -----------      ----------
                                                     (4,787,886)        483,541      (3,477,846)      3,733,583
  Interest income                                        44,148          48,454          82,614          96,343
                                                    ------------    ------------    ------------   ------------
                                                     (4,743,738)        531,995      (3,395,232)      3,829,926
                                                    ------------    ------------    ------------   ------------
Expenses:
  Brokerage commissions including
    clearing fees of  $5,053, $7,005,
   $9,035 and $11,807 respectively                      266,339         278,889         466,880         471,554
  Incentive fees                                           --            38,479         207,609         286,455
  Other expenses                                         11,636          12,135          23,634          23,041
                                                   ------------    ------------    ------------    ------------
                                                        277,975         329,503         698,123         781,050
                                                   ------------    ------------    ------------    ------------

  Net income (loss)                                  (5,021,713)        202,492      (4,093,355)      3,048,876
  Redemptions                                           (37,877)       (283,056)       (244,397)     (1,001,345)
                                                   ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital       (5,059,590)        (80,564)     (4,337,752)      2,047,531
Partners' capital, beginning of period               21,862,511      21,614,869      21,140,673      19,486,774
                                                   ------------    ------------    ------------    ------------
Partners' capital, end of period                   $ 16,802,921    $ 21,534,305    $ 16,802,921    $ 21,534,305
                                                   ============    ============    ============    ============
Net asset value per Redeemable Unit
  (2,218.0950 and 2,287.0950 Units outstanding
  at June 30, 2004 and 2003, respectively)          $  7,575.38    $   9,415.57    $   7,575.38    $   9,415.57
                                                   ============    ============    ============    ============
Net income (loss) per Redeemable Unit of Limited
 Partnership Interest and General Partner
 Unit equivalent                                   $  (2,258.89)   $      87.14    $  (1,845.20)   $   1,276.05
                                                    ============    ============   ============    ============

See Accompanying Notes to Unaudited Financial Statements

                      Hutton Investors Futures Fund L.P. II
                            Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended            Six months ended
                                                          June 30,                     June 30,
                                                -------------------------    -------------------------
                                                  2004            2003          2004           2003
                                                -------------------------    -------------------------
Cash flows from operating activities:
  Net income (loss)                           $(5,021,713)      $202,492    $(4,093,355)    $3,048,876
 Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
   Changes in operating assets and
    liabilities:
     Net unrealized appreciation on open
       futures positions                        1,790,072        801,497        553,165      1,953,883
     Unrealized appreciation on open
       forward contracts                          917,918        205,879      1,523,696        753,030
     (Increase) decrease in interest
       receivable                                  (1,771)         2,143         (5,033)           313

    Unrealized depreciation on open
      forward  contracts                       (1,480,297)        (5,734)       855,612        706,949
    Accrued expenses:
      Increase in commissions                      14,600         39,850         35,350         31,950
      Increase (decrease) in incentive fees      (207,609)      (209,497)          --           38,479
      Increase in other                             3,453         12,135          8,711         23,041
      Increase (decrease) in redemptions
        payable                                  (168,643)      (529,978)      (150,535)         9,242
                                              -----------    -----------    -----------    -----------
      Net cash provided by (used in)
       operating activities                    (4,153,990)       518,787     (1,272,389)     6,565,763
                                              -----------    -----------    -----------   -----------

Cash flows from financing activities:
  Payments for redemptions                        (37,877)      (283,056)      (244,397)    (1,001,345)
                                              -----------    -----------    -----------    -----------

       Net change in cash                      (4,191,867)       235,731     (1,516,786)     5,564,418
       Cash, at beginning of period            22,444,557     23,240,733     19,769,476     17,912,046
                                              -----------    -----------    -----------    -----------
       Cash, at end of period                $ 18,252,690   $ 23,476,464    $18,252,690    $23,476,464
                                              ===========    ===========    ===========    ===========



See Accompanying Notes to Unaudited Financial Statements

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

     Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2004, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003, the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                            Three Months Ended       Six Months Ended
                                                 June 30,                 June 30,
                                         ----------------------    --------------------
                                           2004          2003        2004         2003
                                         ----------------------    --------------------
Net realized and unrealized
  gains/(losses)*                     $ (2,273.51)  $    87.95   $(1,779.10)  $ 1,364.99
Interest income                             19.86        20.97        37.00        40.97
Expenses **                                 (5.24)      (21.78)     (103.10)     (129.91)
                                        ---------    ---------    ---------    ---------
Increase (decrease) for the period      (2,258.89)       87.14    (1,845.20)    1,276.05

Net Asset Value per Redeemable
 Unit, beginning of period               9,834.27     9,328.43     9,420.58     8,139.52
                                        ---------    ---------    ---------    ---------
Net Asset Value per Redeemable
 Unit, end of period                  $  7,575.38   $ 9,415.57   $ 7,575.38   $ 9,415.57
                                        =========    =========  ===========  ===========



*  Includes brokerage commissions.
** Excludes brokerage commissions.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

Financial Highlights (continued):

                                     Three Months Ended Six Months Ended
                                           June 30,         June 30,
                                       --------------   ---------------
                                        2004     2003    2004     2003
                                       -----    -----   ------   ------
Ratio to average net assets: ***
Net investment loss before
 incentive fees ****                   (4.9)%   (4.5)%   (4.0)%   (3.7)%
                                       ====      ===     ====     ====

Operating expenses                      5.8%     5.4%     4.8%     4.6%
Incentive fees                          0.0%     0.7%     1.0%     2.7%
                                       ----      ---     ----     ----
Total expenses                          5.8%     6.1%     5.8%     7.3%
                                       ====      ===     ====     ====


Total return:
Total return before incentive fees    (23.0)%    1.1%   (18.6)%   17.2%
Incentive fees                          0.0%    (0.2)%   (1.0)%   (1.5)%
                                       ----      ---     ----     ----
Total return after incentive fees     (23.0)%    0.9%   (19.6)%   15.7%
                                       ====      ===     ====     ====


***  Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $333,549 and $1,355,704, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003, were $(1,281,950) and $1,650,523, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                      Hutton Investors Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 20.5% from $21,140,673 to $16,802,921. This decrease was attributable to a net loss from operations of $4,093,355 and by the redemption of 26 Redeemable Units resulting in an outflow of $244,397. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

     During the Partnership's second quarter of 2004, the Net Asset Value per Redeemable Unit decreased 23.0% from $9,834.27 to $7,575.38 as compared to an increase of 0.9% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $4,787,886. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2003 of $483,541. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates and indices and were partially offset by losses in grains, livestock, metals, energy, softs, and non-U.S. interest rates.

     During the Partnership's six months ended June 30, 2004, the Net Asset Value per Redeemable Unit decreased 19.6% from $9,420.58 to $7,575.38 as compared to an increase of 15.7% in the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $3,477,846. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees during the six months ended June 30, 2003 of $3,733,583. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, livestock, softs and metals.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisor resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, the softs and base metals markets. Positions in Japanese currency and interest rate markets, the Euro and gold were the primary contributors to the losses while trading in crude oil, cotton and copper provided some profits for the Partnership.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004 decreased by $4,306, and $13,729, respectively, as compared to the corresponding period in 2003. The decrease in interest income is primarily due to a decrease in net assets and interest rates during the three and six months ended June 30, 2004 as compared to 2003.

     Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and six months ended June 30, 2004 decreased by $12,550, and $4,674, respectively, as compared to the corresponding period in 2003. The decrease in commissions and fees is primarily due to lower net assets, and therefore higher number of round turns, during the three and six months ended June 30, 2004 as compared to 2003.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreements between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0, and $207,609, respectively. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $38,479, and $286,455, respectively.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2004 and the highest, lowest and average value during the three months ended June 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2004, the Partnership's total capitalization was $16,802,921. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

                                  June 30, 2004
                                   (Unaudited)

                                                                        Three Months Ended June 30, 2004
                                                            ----------------------------------------------------------
                                                  % of Total            High                Low               Average
 Market Sector               Value at Risk      Capitalization     Value at Risk       Value at Risk       Value at Risk
-------------------------   ---------------   ----------------- ------------------- ------------------- ------------------
Currencies:
  - OTC Contracts             $  618,786             3.68%          $  857,803          $  441,364         $  696,092
Energy                           248,440             1.48%             265,080             235,440            255,200
Grains                            57,575             0.34%              62,825               9,625             56,275
Interest Rates U.S.              227,100             1.35%             284,250              43,760            234,967
Interest Rates Non-U.S.          736,862             4.39%           1,047,458             552,174            728,243
Livestock                         19,200             0.12%              19,200              16,000             17,067
Metals:
Exchange Traded
  Contracts                      180,500             1.07%             192,500              74,000            186,500
 - OTC Contracts                 227,310             1.35%             260,600             146,800            193,770
Softs                            124,634             0.74%             126,569              94,039            112,459
Indices                          752,607             4.48%             752,607             241,991            452,000
                             -----------            -------
Total                        $ 3,193,014            19.00%
                             ===========            ======

Item 4.   Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.


     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report" on Form 10-Q for the fiscal quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)     Total           (b)   Average           (c)    Total           (d)   Maximum
                                Number of  Shares  (or  Price  Paid per  Share  Number of Shares  (or  Number             (or
                                Units) Purchased*       (or Unit)**             Units)  Purchased  as  Approximate     Dollar
                                                                                Part   of    Publicly  Value) of  Shares  (or
                                                                                Announced   Plans  or  Units)  that  May  Yet
                                                                                Programs               Be   Purchased   Under
                                                                                                       the Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
April 1, 2004 - April 31, 2004           0                       N/A                     N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
May 1, 2004 - April 30, 2004             0                       N/A                     N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
June 1, 2004 - June 30, 2004             5                       7,575.38                N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
         Total                           5                       7,575.38                N/A                    N/A
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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports of Form 8-K

     (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

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
          President and Director).

          Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HUTTON INVESTORS FUTURES FUND L.P. II


By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
          ---------------
          David J. Vogel
          President and Director

Date: August 12, 2004



By:   /s/ Daniel R. McAuliffe, Jr.
      ----------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and Director


Date:  August 12, 2004

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 12, 2004
                                               /s/ David J. Vogel
                                                   ---------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: August 12, 2004
                                        /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 /s/ David J. Vogel
     --------------
     David J. Vogel
     Citigroup Managed Futures LLC
     President and Director

August 12, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Hutton Investors Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:



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

August 12, 2004