Form 10-Q
period 2004-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2004-11-12
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

Commission File Number 0-16526

HUTTON INVESTORS FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

Delaware	13-3406160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue. – 7th Fl.
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

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2004 and December 31, 2003 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2004 and December 31, 2003 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2004 and 2003 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 - 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $3,496,110 and $3,593,800 in 2004 and 2003, respectively)	$14,769,013	$19,769,476
Net unrealized appreciation on open futures positions	1,988,390	—
Unrealized appreciation on open forward contracts	808,846	1,724,478
	17,566,249	21,493,954
Interest receivable	18,178	11,147
	$17,584,427	$21,505,101
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$9,154
Unrealized depreciation on open forward contracts	953,823	64,801
Accrued expenses:
Commissions	85,250	63,600
Other	56,968	38,461
Redemptions payable	223,007	188,412
	1,319,048	364,428
Partners' capital:
General Partner, 44 Unit equivalents outstanding in 2004 and 2003	327,078	414,505
Limited Partners, 2,144.0950 and 2,200.0950 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	15,938,301	20,726,168
	16,265,379	21,140,673
	$17,584,427	$21,505,101

See Accompanying Notes to Unaudited Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 1.87%	$305,086
	Unrealized depreciation on forward contracts (2.79)%	(454,672)
Total Currencies (0.92)%		(149,586)
Total Energy 3.12%	Futures contracts purchased 3.12%	508,070
Total Grains 1.80%	Futures contracts sold 1.80%	293,543
Total Interest Rates U.S. 1.58%	Futures contracts purchased 1.58%	257,501
Total Interest Rates Non-U.S. 4.50%	Futures contracts purchased 4.50%	731,822
Total Livestock (0.01)%	Futures contracts sold (0.01)%	(1,320)
Metals
	Futures contracts purchased 1.38%	223,840
	Unrealized appreciation on forward contracts 3.10%	503,760
	Unrealized depreciation on forward contracts (3.07)%	(499,151)
	Total forward contracts 0.03%	4,609
Total Metals 1.41%		228,449
Softs
	Futures contracts purchased (0.15)%	(24,633)
	Futures contracts sold (0.02)%	(3,294)
Total Softs (0.17)%		(27,927)
Indices
	Futures contracts purchased (0.24)%	(39,868)
	Futures contracts sold 0.26%	42,729
Total Indices 0.02%		2,861
Total Fair Value 11.33%		$1,843,413

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(21,364)	(1.16)%
Canada	(1,342)	(0.07)
Germany	100,862	5.47
Japan	476,277	25.84
United Kingdom	228,206	12.38
United States	1,060,774	57.54
	$1,843,413	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Unaudited Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2003
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 5.76%	$1,217,525
	Unrealized depreciation on forward contracts (0.31)%	(64,801)
Total Currencies 5.45%		1,152,724
Total Energy 0.31%	Futures contracts purchased 0.31%	65,248
Total Grains 0.04%	Futures contracts purchased 0.04%	8,875
Total Interest Rates U.S. (0.10)%	Futures contracts purchased (0.10)%	(21,600)

Interest Rates Non-U.S.
	Futures contracts purchased 0.07%	14,680
	Futures contracts sold (0.07)%	(15,507)
Total Interest Rates Non-U.S. (0.00)%*		(827)
Total Livestock (0.56)%	Futures contracts purchased (0.56)%	(118,460)
Metals
	Futures contracts purchased 1.17%	247,038
	Unrealized appreciation on forward contracts 2.40%	506,953
Total Metals 3.57%		753,991
Softs
	Futures contracts purchased (0.45)%	(93,654)
	Futures contracts sold (0.17)%	(36,475)
Total Softs (0.62)%		(130,129)
Indices
	Futures contracts purchased 0.74%	157,218
	Futures contracts sold (1.02)%	(216,517)
Total Indices (0.28)%		(59,299)
Total Fair Value 7.81%		$1,650,523

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(15,507)	(0.94)%
Canada	7,586	0.46
Germany	96,946	5.87
Japan	(226,712)	(13.74)
United Kingdom	514,548	31.17
United States	1,273,662	77.18
	$1,650,523	100.00%

Percentages are based on Partners' capital unless otherwise indicated

* Due to rounding

See Accompanying Notes to Unaudited Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(3,229,645)	$(3,043,366)	$(3,775,018)	$4,104,079
Change in unrealized gains (losses) on open positions	3,125,363	2,198,989	192,890	(1,214,873)
	(104,282)	(844,377)	(3,582,128)	2,889,206
Interest income	51,246	41,502	133,860	137,845
	(53,036)	(802,875)	(3,448,268)	3,027,051
Expenses:
Brokerage commissions including clearing fees of $6,102, $8,118, $15,137 and $19,925, respectively	249,862	269,834	716,742	741,388
Incentive fees	—	—	207,609	286,455
Other expenses	11,637	8,616	35,271	31,657
	261,499	278,450	959,622	1,059,500
Net income (loss)	(314,535)	(1,081,325)	(4,407,890)	1,967,551
Redemptions	(223,007)	(205,684)	(467,404)	(1,207,029)
Net increase (decrease) in Partners' capital	(537,542)	(1,287,009)	(4,875,294)	760,522
Partners' capital, beginning of period	16,802,921	21,534,305	21,140,673	19,486,774
Partners' capital, end of period	$16,265,379	$20,247,296	$16,265,379	$20,247,296
Net asset value per Redeemable Unit (2,188.0950 and 2,264.0950 Units outstanding at September 30, 2004 and 2003, respectively)	$7,433.58	$8,942.78	$7,433.58	$8,942.78
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(141.80)	$(472.79)	$(1,987.00)	$803.26

See Accompanying Notes to Unaudited Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
September 30, 2004
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$(314,535)	$(1,081,325)	$(4,407,890)	$1,967,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(2,550,709)	(658,176)	(1,997,544)	1,295,707
(Increase) decrease in unrealized appreciation on open forward contracts	(608,064)	(1,820,911)	915,632	(1,067,881)
(Increase) decrease in interest receivable	(1,998)	1,736	(7,031)	2,049
Increase (decrease) in unrealized depreciation on open forward contracts	33,410	280,098	889,022	987,047
Accrued expenses:
Increase (decrease) in commissions	(13,700)	(3,750)	21,650	28,200
Increase (decrease) in incentive fees	—	(38,479)	—	—
Increase (decrease) in other	9,796	(26,929)	18,507	(3,888)
Increase (decrease) in redemptions payable	185,130	17,373	34,595	26,615
Net cash provided by (used in) operating activities	(3,260,670)	(3,330,363)	(4,533,059)	3,235,400
Cash flows from financing activities:
Payments for redemptions — Limited Partners	(223,007)	(205,684)	(467,404)	(1,207,029)
Net change in cash	(3,483,677)	(3,536,047)	(5,000,463)	2,028,371
Cash, at beginning of period	18,252,690	23,476,464	19,769,476	17,912,046
Cash, at end of period	$14,769,013	$19,940,417	$14,769,013	$19,940,417

See Accompanying Notes to Unaudited Financial Statements

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
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

Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2004, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and nine months ended September 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net realized and unrealized gains (losses) *	$(159.66)	$(487.18)	$(1,938.76)	$877.81
Interest income	23.11	18.14	60.11	59.11
Expenses **	(5.25)	(3.75)	(108.35)	(133.66)
Increase (decrease) for the period	(141.80)	(472.79)	(1,987.00)	803.26
Net Asset Value per Redeemable Unit, beginning of period	7,575.38	9,415.57	9,420.58	8,139.52
Net Asset Value per Redeemable Unit, end of period	$7,433.58	$8,942.78	$7,433.58	$8,942.78

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(5.2)%	(4.2)%	(4.3)%	(3.9)%
Operating expenses	6.4%	5.2%	5.3%	4.8%
Incentive fees	0.0%	0.0%	1.1%	1.8%
Total expenses	6.4%	5.2%	6.4%	6.6%
Total return:
Total return before incentive fees	(1.9)%	(5.0)%	(20.1)%	11.4%
Incentive fees	0.0%	0.0%	(1.0)%	(1.5)%
Total return after incentive fees	(1.9)%	(5.0)%	(21.1)%	9.9%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2004 and the year ended December 31, 2003, based on a monthly calculation, were $254,823 and $1,355,704, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2004 and December 31, 2003, were $1,843,413 and $1,650,523, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2004
(Unaudited)
(Continued)

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

The majority of these instruments mature within one year of September 30, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2004.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2004, Partnership capital decreased 23.1% from $21,140,673 to $16,265,379. This decrease was attributable to a net loss from operations of $4,407,890 and the redemption of 56 Redeemable Units resulting in an outflow of $467,404. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's third quarter of 2004, the Net Asset Value per Redeemable Unit decreased 1.9% from $7,575.38 to $7,433.58 as compared to a decrease of 5.0% in the third quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $104,282. Losses were primarily attributable to the trading of commodity futures in currencies, softs, livestock, metals and indices and were partially offset by gains in energy, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $844,377. Losses were primarily attributable to the trading of commodity futures in energy, grains, metals, softs and U.S. and non-U.S. interest rates and were partially offset by gains in currencies, indices and livestock.

During the Partnership's nine months ended September 30, 2004, the Net Asset Value per Redeemable Unit decreased 21.1% from $9,420.58 to $7,433.58 as compared to an increase of 9.9% in the nine months ended September 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $3,582,128. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, livestock, softs, metals and indices and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2003 of $2,889,206. Gains were primarily attributable to the trading of commodity futures in currencies, energy, livestock, U.S. and non-U.S. interest rates and indices and were partially offset by losses in grains, softs and metals.

The third quarter of 2004 was characterized by continued difficult trading conditions for the Partnership's trend-following Advisor. The currency sector produced the greatest losses as the European and Asian currencies were unable to sustain any solid direction versus a weak U.S. dollar. These choppy market conditions carried over to the U.S. and non-U.S. interest rate markets as the Federal Reserve Bank tightened short-term rates in spite of persistent market driven lower long-term interest rates. Trading nonetheless was profitable in both markets for the quarter. Trading in global stock market indices was profitable for the Partnership's Advisor as the lack of direction caused trends to be initiated and only to be reversed a short time later.

The most significant market for the Partnership during the quarter was energy. Trading in crude oil, natural gas and gas oil contributed profits notably in September to bring the Partnership back to near flat for the quarter. Energy positions were profitable for all three months as crude oil hit successive highs each month ending September at over $50 per barrel. Trading in grains was profitable for the period while trading in metals and softs was slightly negative for the period.

Overall, after a difficult second quarter and beginning of the third quarter, market trends emerged late in the quarter in both commodity and financial markets that were conducive to the Advisors' trend-following approaches. While a decline in the price of energy is possible in the fourth quarter that might lead to a give-back in open profits over the short term, the overall expectation is for continued directionless financial markets until political, financial and economic trends become more evident.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2004 increased by $9,744 and decreased by $3,985, respectively, as compared to the corresponding periods in 2003. Interest income increased during the third quarter of 2004 due to increasing interest rates. The decrease in interest income is primarily due to a decrease in net assets during the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and nine months ended September 30, 2004 decreased by $19,972, and $24,646, respectively, as compared to the corresponding periods in 2003. The decrease in commissions and fees is primarily due to a lower number of round turns, during the three and nine months ended September 30, 2004 as compared to the corresponding periods in 2003.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $207,609, respectively. Trading performance for the three and nine months ended September 30, 2003, resulted in incentive fees of $0 and $286,455, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2004 and the highest, lowest and average values during the three months ended September 30, 2004. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2004, the Partnership's total capitalization was $16,265,379. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

September 30, 2004
(Unaudited)

			Three Months Ended September 30, 2004
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$583,892	3.59%	$964,181	$262,262	$430,116
Energy	346,170	2.13%	346,170	212,170	272,709
Grains	35,900	0.22%	57,575	33,975	47,333
Interest Rates U.S.	205,900	1.27%	365,200	157,100	236,133
Interest Rates Non-U.S.	1,207,891	7.43%	1,244,759	672,339	1,017,089
Livestock	16,800	0.10%	19,200	4,800	18,400
Metals:
Exchange Traded Contracts	127,500	0.78%	180,500	14,000	162,833
– OTC Contracts	230,500	1.42%	322,160	147,050	226,807
Softs	117,297	0.72%	124,825	72,467	98,844
Indices	333,720	2.05%	821,062	221,546	536,052
Total	$3,205,570	19.71%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2004, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report" on Form 10-Q for the fiscal quarters ended March 31, 2004 and June 30, 2004.

Enron Corp.

A Citigroup affiliate, along with other defendants, settled all claims against it in IN RE NEWPOWER HOLDINGS SECURITIES LITIGATION, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On October 7, 2004, the United States District Court for the Southern District of Texas granted the motion to dismiss all claims against the Citigroup defendants in IN RE DYNEGY INC. SECURITIES LITIGATION. The District Court also denied lead plaintiff's request for leave to replead. The case was a putative class action brought on behalf of purchasers of publicly traded Dynegy debt and equity securities.

WorldCom, Inc.

The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs' motions to remand to state court a large group of WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit's ruling.

On September 17, 2004, WEINSTEIN, ET AL. V. EBBERS, ET AL., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. Plaintiffs have noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit.

Citigroup and CGM, along with a number of other defendants, have settled RETIREMENT SYSTEMS OF ALABAMA, ET AL. V. J.P. MORGAN CHASE & CO., ET AL., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in IN RE TARGETS SECURITIES LITIGATION, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement must be approved by the Court.

On November 5, 2004, the United States District Court for the Southern District of New York approved the class settlement between plaintiffs and the Citigroup-related defendants in IN RE WORLDCOM, INC. SECURITIES LITIGATION. The Court's approval is subject to possible appeal by plaintiffs.

Research

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Other

On October 13, 2004, the United States District Court for the Southern District of New York certified a class in various representative cases with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions.

An appeal of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is scheduled to be argued in December 2004.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	0	N/A	N/A	N/A
August 1, 2004 - August 31, 2004	0	N/A	N/A	N/A
September 1, 2004 - September 30, 2004	30	7,433.58	N/A	N/A
Total	30	7,433.58	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	11/12/04
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	11/12/04