Form 10-K
period 2004-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2005-03-31
CIK 812818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Year Ended December 31, 2004

Commission File Number 0-16526

HUTTON INVESTORS FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

Delaware	13-3406160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Ave – 7th Fl.
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

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $16,469,604 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2005, 2,140.0950 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") for the years ended December 31, 2004, 2003 and 2002 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2013; the net asset value per Redeemable Unit falls below $500 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

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

The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company, Inc. ("JWH") (collectively, the "Advisor"). The Management Agreement provides that the Advisor will have sole discretion in determining the investment of the assets of the Partnership but that the Advisor will have no authority to select the commodity broker through whom transactions will be executed.

The Management Agreement can be terminated by the General Partner at any time for any reason whatsoever. The Advisor may terminate the Management Agreement for any reason upon 30 days' notice to the General Partner. The Advisor may also terminate the Management Agreement if the trading policies of the Partnership are changed in a manner that the Advisor reasonably believes will adversely affect the performance of its trading strategies.

Pursuant to the terms of the Management Agreement, the Partnership will pay the Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor New Trading Profits (as defined in the Management Agreement).

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2004, was $21,523,337.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the SEC, concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

IPO Regulatory Inquiries

Since April 2002, CGM and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about CGM's and other firms' e-mail retention practices, CGM and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. CGM agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

Also filed in the Southern District of New York against CGM and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted CGM's motion to dismiss the consolidated amended complaint in the antitrust case. An appeal to the Second Circuit of the dismissal granted to CGM in November 2003 with respect to the antitrust case relating to the allocation of shares for certain initial public offerings is pending.

Research Settlement

On April 28, 2003, CGM announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, CGM has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring CGM from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring CGM to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring CGM to cease and desist from violations of corresponding NASD rules and requiring CGM to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring CGM to cease and desist from violations of corresponding NYSE rules and requiring CGM to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires CGM to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. CGM reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against CGM and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement. In May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, CGM also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (CGM's ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

CGM, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and CGM based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

A Citigroup affiliate, along with other defendants, settled all claims against it in In Re: Newpower Holdings Securities Litigation, a class action brought on behalf of certain investors in NewPower securities. Citigroup reached this settlement agreement without admitting any wrongdoing. On September 13, 2004, the United States District Court for the Southern District of New York preliminarily approved the settlement.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas (IN RE: DYNEGY INC. SECURITIES LITIGATION) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and CGMI as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

WorldCom-Related Litigation

Citigroup, CGM and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against CGM under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied CGM's motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on CGM's research reports concerning WorldCom and/or CGM's role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remand their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval to the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM's research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and CGM, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom, Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation)

filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMH and certain executive officers and current and former employees. The purported class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with CGM's research reports about Global Crossing and Asia Global Crossing and for CGM's roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup related defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup related defendants have reached an agreement in principle on the terms of a settlement of this action.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM's research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District were filed. The motions are currently pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews.

Research Analyst Litigation

Since May 2002, CGM and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and CGM relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with CGM's publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against CGM asserting common law claims in connection with published investment research on behalf of CGM customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Two more putative class actions raising similar claims are pending against CGM, one in the United States District Court for the Southern District of New York (Norman v. Salomon Smith Barney, et al.) and the other in Illinois state court (Disher v. CGM Inc.). On June 9, 2004, the District Court denied CGMI's motion to dismiss Norman v. Salomon Smith Barney, et al., a case which asserts violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, CGM entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, CGM accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. CGM consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material adverse effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the year ended December 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2004 was 241.

(c)    Distribution. The Partnership did not declare a distribution in 2004 or 2003.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2004, 2003 and 2002.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income, increase in Net Asset Value per Redeemable Unit for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and total assets as of December 31, 2004, 2003, 2002, 2001 and 2000 were as follows:

	2004	2003	2002	2001	2000
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $943,085, $950,659, $700,652, $661,355 and $731,557, respectively	$1,466,701	$3,206,193	$5,902,156	$(49,114)	$417,740
Interest income	206,574	171,640	218,809	446,258	699,719
	$1,673,275	$3,377,833	$6,120,965	$397,144	$1,117,459
Net income	$1,332,813	$3,049,340	$4,992,978	$276,352	$1,097,353
Increase in Net Asset Value per Redeemable Unit	$636.61	$1,281.06	$1,997.72	$88.23	$594.95
Total assets	$22,817,523	$21,505,101	$20,316,806	$15,777,724	$16,864,975

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership's assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the management agreement; and

•	monitoring the activity of the Advisor.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner. For the year ended December 31, 2004, 104 Redeemable Units were redeemed for a total of $950,149. For the year ended December 31, 2003, 150 Redeemable Units were redeemed for a total of $1,395,441. For the year ended December 31, 2002, 144 Redeemable Units were redeemed for a total of $1,094,685.

(c)    Results of Operations.

For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 6.8% from $9,420.58 to $10,057.19. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.7% from $8,139.52 to $9,420.58. For the year ended December 31, 2002, the Net Asset Value per Redeemable Unit increased 32.5% from $6,141.80 to $8,139.52.

The Partnership experienced net trading gains of $2,409,786 before commissions and expenses for the year ended December 31, 2004. Gains were primarily attributable to the trading of commodity futures in energy, grains and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices.

Trading results for the year 2004 can be described in three distinct periods: the first two months of the year produced positive results of 9% with trends carrying over from late 2003, the middle five months experienced extraordinarily difficult conditions and losses of approximately 33% from record highs for the Partnership, and the third period, August through December, saw a recovery of nearly 45% but from a lower base. Through all of this volatility the Partnership ended the year up 6.76%. The results for the year were heavily influenced by two historic trends: the decline in the value of the U.S. dollar versus major currencies and the run-up in the price of crude oil to over $50 a barrel.

The year started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. Late March through July was such a period for the Partnership's advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With the year looking dismal going into the late summer, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. In late August the U.S. dollar began a further slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisor and provided a solidly profitable August through December for the Partnership's advisor. In spite of an extremely difficult and challenging year, the Partnership had an overall increase in net asset value per unit for the year.

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

In a transition to economic recovery and growth, the major markets began to reflect changed expectations in the middle of June. The announcements of consistent, positive macroeconomic news led to the unexpected pronouncement of no further easing actions by the European Central Bank and the U.S. Federal Reserve. News of stronger growth, especially in the U.S., suggested that deflationary expectations may have been over-done; consequently, there was a trend change and interest rates moved up off 40 year lows. Additionally, the dollar actually rallied on the positive U.S. economic news, reversing the slide from earlier in the year. In both cases, the programs saw a giveback of trading profits, as the markets transitioned to new trends.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's limited partners, creditors, and regulators, is free of material errors.

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

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2004 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2004, the Partnership's total capitalization was $21,523,337.

December 31, 2004

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— OTC Contracts	$1,319,651	6.13%	$1,349,143	$262,262	$813,466
Energy	476,270	2.21%	480,170	212,170	311,819
Grains	19,913	0.09%	62,825	9,625	43,269
Interest rates U.S.	201,950	0.94%	365,200	43,760	322,003
Interest rates Non-U.S.	1,183,588	5.50%	1,289,170	528,554	922,553
Livestock	16,800	0.08%	32,000	4,800	18,667
Metals
— Exchange Traded Contracts	139,500	0.65%	192,500	14,000	167,833
— OTC Contracts	354,241	1.65%	393,166	146,800	256,195
Softs	131,502	0.61%	131,625	72,467	109,721
Indices	828,709	3.85%	930,079	221,546	609,294
Total	$4,672,124	21.71%

* monthly average based on month-end value at risk.

As of December 31, 2003, the Partnership's total capitalization was $21,140,673.

December 31, 2003

			Year to Date
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average*
Currencies
— Exchange Traded Contracts	$901,672	4.27%	$1,054,384	$253,548	$794,094
Energy	308,400	1.46%	439,000	122,300	273,908
Grains	40,300	0.19%	41,000	17,350	34,752
Interest rates U.S.	319,250	1.51%	319,250	36,750	178,546
Interest rates Non-U.S.	532,550	2.52%	1,008,733	240,324	699,317
Livestock	32,000	0.15%	34,000	2,400	11,558
Metals
— Exchange Traded Contracts	144,500	0.68%	260,000	29,000	127,483
— OTC Contracts	199,290	0.94%	216,600	65,550	142,790
Softs	90,869	0.43%	118,073	39,888	82,117
Indices	684,636	3.24%	698,073	208,911	451,177
Total	$3,253,467	15.39%

* monthly average based on month-end value at risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this "risk of ruin."

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Partnership also takes futures positions on the government debt of smaller nations — e.g., Australia.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of

December 31, 2004, the Partnership's primary exposures were in the EUREX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will, from time to time, trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, coffee and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2004.

Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

/s/ Daniel R. McAuliffe, Jr.

By: Daniel R. McAuliffe, Jr. Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Hutton Investors Futures Fund L.P. II
Citigroup Managed Futures LLC 399 Park Avenue 7th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Hutton Investors Futures Fund L.P. II (the Partnership), including the condensed schedules of investments, as of December 31, 2004 and 2003, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 2004 and 2003, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 14, 2005

Hutton Investors
Futures Fund L.P. II
Statements of Financial Condition
December 31, 2004 and 2003

	2004	2003
Assets:
Equity in commodity futures trading account:
Cash (restricted $5,079,862 and $3,593,800 in 2004 and 2003, respectively) (Note 3b)	$19,918,881	$19,769,476
Net unrealized appreciation on open futures positions	208,808	—
Unrealized appreciation on open forward contracts	2,661,296	1,724,478
	22,788,985	21,493,954
Interest receivable (Note 3b)	28,538	11,147
	$22,817,523	$21,505,101

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$9,154
Unrealized depreciation on open forward contracts	585,259	64,801
Accrued expenses:
Commissions (Note 3b)	100,800	63,600
Incentive fees (Note 3a)	80,260	—
Professional fees	26,694	35,580
Other	18,428	2,881
Redemptions payable (Note 5)	482,745	188,412
	1,294,186	364,428
Partners' capital: (Notes 1 and 5)
General Partner, 44 Unit equivalents outstanding in 2004 and 2003	442,516	414,505
Limited Partners 2,096.0950 and 2,200.0950 Redeemable Units of Limited Partnership Interest outstanding in 2004 and 2003, respectively	21,080,821	20,726,168
	21,523,337	21,140,673
	$22,817,523	$21,505,101

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 9.95%	$2,140,953
	Unrealized depreciation on forward contracts (1.20)%	(257,916)
Total Currencies 8.75%		1,883,037
Energy 0.75%	Futures contracts sold 0.75%	160,791
Grains
	Futures contracts purchased 0.00%*	275
	Futures contracts sold 0.55%	119,042
Total Grains 0.55%		119,317
Interest Rates U.S.
	Futures contracts purchased (0.26)%	(56,313)
	Futures contracts sold (0.15)%	(32,725)
Total Interest Rates U.S. (0.41)%		(89,038)
Interest Rates Non-U.S. (0.12)%	Futures contracts purchased (0.12)%	(24,840)
Livestock 0.03%	Futures contracts sold 0.03%	6,380
Metals
	Futures contracts purchased (0.36)%	(76,785)
	Futures contracts sold 0.04%	9,235
	Total futures contracts (0.32)%	(67,550)
	Unrealized appreciation on forward contracts 2.42%	520,343
	Unrealized depreciation on forward contracts (1.52)%	(327,343)
	Total forward contracts 0.90%	193,000
Total Metals 0.58%		125,450
Softs
	Futures contracts purchased 0.49%	105,084
	Futures contracts sold (0.17)%	(37,018)
Total Softs 0.32%		68,066
Indices
	Futures contracts purchased 0.51%	109,196
	Futures contracts sold (0.34)%	(73,514)
Total Indices 0.17%		35,682
Total Fair Value 10.62%		$2,284,845

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(158,180)	(6.92)%
Canada	(2,591)	(0.11)
Germany	145,218	6.36
Japan	(58,186)	(2.55)
United Kingdom	176,351	7.72
United States	2,182,233	95.50
	$2,284,845	100.00%

Percentages are based on Partners' capital unless otherwise indicated

*Due to rounding

See accompanying notes to financial statements

Hutton Investors
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2003

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 5.76%	$1,217,525
	Unrealized depreciation on forward contracts (0.31)%	(64,801)
Total Currencies 5.45%		1,152,724
Energy 0.31%	Futures contracts purchased 0.31%	65,248
Grains 0.04%	Futures contracts purchased 0.04%	8,875
Interest Rates U.S. (0.10)%	Futures contracts purchased (0.10)%	(21,600)
Interest Rates Non-U.S.
	Futures contracts purchased 0.07%	14,680
	Futures contracts sold (0.07)%	(15,507)
Total Interest Rates Non-U.S. (0.00)%*		(827)
Livestock (0.56)%	Futures contracts purchased (0.56)%	(118,460)
Metals
	Futures contracts purchased 1.17%	247,038
	Unrealized appreciation on forward contracts 2.40%	506,953
Total Metals 3.57%		753,991
Softs
	Futures contracts purchased (0.45)%	(93,654)
	Futures contracts sold (0.17)%	(36,475)
Total Softs (0.62)%		(130,129)
Indices
	Futures contracts purchased 0.74%	157,218
	Futures contracts sold (1.02)%	(216,517)
Total Indices (0.28)%		(59,299)
Total Fair Value 7.81%		$1,650,523

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(15,507)	(0.94)%
Canada	7,586	0.46
Germany	96,946	5.87
Japan	(226,712)	(13.74)
United Kingdom	514,548	31.17
United States	1,273,662	77.18
	$1,650,523	100.00%

Percentages are based on Partners' capital unless otherwise indicated

*Due to rounding

See accompanying notes to financial statements

Hutton Investors
Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Income:
Net gains (losses) on trading of commodity interests:
Realized gains on closed positions and foreign currencies	$1,775,464	$4,357,083	$5,410,193
Change in unrealized gains(losses) on open positions	634,322	(200,231)	1,192,615
	2,409,786	4,156,852	6,602,808
Interest income (Note 3b)	206,574	171,640	218,809
	2,616,360	4,328,492	6,821,617
Expenses:
Brokerage commissions including clearing fees of $19,648, $26,176 and $17,270, respectively (Note 3b)	943,085	950,659	700,652
Incentive fees (Note 3a)	287,869	286,455	1,083,961
Professional fees	33,068	35,694	42,789
Other expenses	19,525	6,344	1,237
	1,283,547	1,279,152	1,828,639
Net income	$1,332,813	$3,049,340	$4,992,978

Net income per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$636.61	$1,281.06	$1,997.72

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Statements of Changes in Partners' Capital
for the years ended
December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total

Partners' capital at December 31, 2001	$15,318,242	$270,239	$15,588,481
Net income	4,905,078	87,900	4,992,978
Redemption of 144.0000 Redeemable Units of Limited Partnership Interest	(1,094,685)	—	(1,094,685)
Partners' capital at December 31, 2002	19,128,635	358,139	19,486,774
Net income	2,992,974	56,366	3,049,340
Redemption of 150.0000 Redeemable Units of Limited Partnership Interest	(1,395,441)	—	(1,395,441)
Partners' capital at December 31, 2003	20,726,168	414,505	21,140,673
Net income	1,304,802	28,011	1,332,813
Redemption of 104.0000 Redeemable Units of Limited Partnership Interest	(950,149)	—	(950,149)
Partners' Capital at December 31, 2004	$21,080,821	$442,516	$21,523,337

Net Asset Value per Redeemable Unit:

2002	$8,139.52
2003	$9,420.58
2004	$10,057.19

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$1,332,813	$3,049,340	$4,992,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(1,486,062)	(647,993)	(906,860)
(Increase) decrease in unrealized appreciation on open futures positions	(208,808)	1,170,056	(1,299,222)
(Increase) decrease in unrealized appreciation on open forward contracts	(936,818)	(505,328)	(431,845)
(Increase) decrease in interest receivable	(17,391)	4,407	3,253
Increase (decrease) in unrealized depreciation on open futures positions	(9,154)	9,154	—
Increase (decrease) in unrealized depreciation on open forward contracts	520,458	(473,651)	538,452
Accrued expenses:
Increase (decrease) in commissions	37,200	(8,550)	(8,399)
Increase (decrease) in incentive fees	80,260	—	—
Increase (decrease) in professional fees	(8,886)	(1,941)	1,166
Increase (decrease) in other	15,547	41	(1,939)
Increase (decrease) in redemptions payable	294,333	9,343	111,509
Net cash provided by (used in) operating activities	(386,508)	2,604,878	2,999,093
Cash flows from financing activities:
Payments for redemptions	(950,149)	(1,395,441)	(1,094,685)
Net change in cash	(1,336,657)	1,209,437	1,904,408
Unrestricted cash, at beginning of year	16,175,676	14,966,239	13,061,831
Unrestricted cash, at end of year	$14,839,019	$16,175,676	$14,966,239

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

Hutton Investors
Futures Fund L.P. II
Notes to Financial Statements

3.    Agreements:

a.	Management Agreements:

The General Partner has entered into Management Agreement with John W. Henry & Company, Inc., (the "Advisor"). The Agreement provides that the Advisor has sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to the management agreement, the Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, on the assets under the Advisor's management.

b.	Customer Agreement:

The Partnership has entered into a Customer Agreement, which has been assigned to CGM, from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay brokerage commissions to CGM at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and National Futures Association fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2004 and 2003, the amount of cash held for margin requirements was $5,079,862 and $3,593,800, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2004 and 2003, based on a monthly calculation, was $1,235,080 and $1,355,704, respectively.

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

Hutton Investors
Futures Fund L.P. II
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Net realized and unrealized gains*	$696.21	$1,345.26	$2,364.24
Interest income	93.34	74.03	88.23
Expenses**	(152.94)	(138.23)	(454.75)
Increase for the year	636.61	1,281.06	1,997.72
Net asset value per Redeemable Unit, beginning of year	9,420.58	8,139.52	6,141.80
Net asset value per Redeemable Unit, end of year	$10,057.19	$9,420.58	$8,139.52
* Includes brokerage commissions ** Excludes brokerage commissions
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(4.1)%	(3.8)%	(3.0)%
Operating expenses	5.1%	4.7%	4.3%
Incentive fees	1.5%	1.3%	6.2%
Total expenses	6.6%	6.0%	10.5%
Total return:
Total return before incentive fees	8.2%	17.3%	39.9%
Incentive fees	(1.4)%	(1.6)%	(7.4)%
Total return after incentive fees	6.8%	15.7%	32.5%

***	Interest income less total expenses (exclusive of incentive fees)

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

Hutton Investors
Futures Fund L.P. II
Notes to Financial Statements

fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

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

The majority of these instruments mature within one year of December 31, 2004. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 are summarized below:

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$5,838,285	$(302,898)	$(5,010,077)	$1,147,965

Net income (loss)	$5,740,703	$(314,535)	$(5,021,713)	$928,358

Increase (decrease) in Net Asset Value per Redeemable Unit	$2,623.61	$(141.80)	$(2,258.89)	$413.69

	For the period from October 1, 2003 to December 31, 2003	For the period from July 1, 2003 to September 30, 2003	For the period from April 1, 2003 to June 30, 2003	For the period from January 1, 2003 to March 31, 2003
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$1,092,170	$(1,072,709)	$253,106	$3,105,266

Net income (loss)	$1,081,789	$(1,081,325)	$202,492	$2,846,384

Increase (decrease) in Net Asset Value per Redeemable Unit	$477.80	$(472.79)	$87.14	$1,188.91

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." CGM is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2004, CGM earned $943,085 in brokerage commissions and clearing fees.

The Advisor manages the Partnership's investments and receives a quarterly incentive fee, as described under "Item 1. Business." Trading performance for the year ended December 31, 2004, resulted in an incentive fee of $287,869.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2005, one beneficial owner who is neither director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	Cheryl A. Schwartz Fbo R. Schwartz Flint Trust P.O. Box 1312 Page, AZ 86040-1312	135 Redeemable Units	6.3%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Unit equivalents (2.1%) as of December 31, 2004.

(c)    Changes in control. None.

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

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership's annual financial statements, review of financial statements included in the Partnership's Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2004                $9,390

2003                $13,041

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2004                $5,136

2003                $4,809

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2004 and 2003.

Condensed Schedules of Investments at December 31, 2004 and 2003.

Statements of Income and Expenses for the years ended December 31, 2004, 2003 and 2002.

Statements of Changes in Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

Statments of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Financial Statements.

(2)	Exhibits:

3. – Agreement of Limited Partnership of Hutton Investors Futures Fund L.P. II (the "Partnership") dated as of March 30, 1987, as amended and restated as of June 1, 1987).

10.1 – Form of Subscription Agreement (incorporated by reference from Exhibit E to the Prospectus contained in Amendment No. 1 to the Registration Statement on Form S-1 (File No.33-13485) filed by the Partnership on June 5, 1987).

10.2 – Form of Request for Redemption (incorporated by reference from Exhibit B to the Prospectus contained in Amendment No.1 to the Registration Statement on Form S-1 (File No. 33-13485) filed by the Partnership on June 5, 1987).

10.3 – Escrow Agreement dated June 9, 1987, among the Partnership, Hutton Commodity Management Inc., E.F. Hutton & Company Inc. and Chemical Bank (previously filed).

10.4 – Brokerage Agreement dated as of July 23, 1987, between the Partnership and E.F. Hutton & Company Inc. (previously filed).

10.5 – Advisory Agreement dated as of March 31, 1987, among the Partnership, Hutton Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. (previously filed).

10.6 – Representation Agreement concerning the Registration Statement and the Prospectus dated as of June 9, 1987, among the Partnership, Hutton & Company Inc., Cresta Commodity Management Inc., Desai & Company and John W. Henry & Company, Inc. (previously filed).

10.7 – Net Worth Agreement dated as of June 3, 1987, between Hutton Commodity Management Inc. and the E.F. Hutton Group Inc. (previously filed).

10.8 – Copy of executed Promissory Note dated June 3, 1987, from The E.F. Hutton Group Inc. to Hutton Commodity Management Inc. (previously filed).

10.9 – Letter amending and extending Management Agreement dated March 31, 1987 among the Partnership, Hutton Commodity Management, Inc., John W. Henry & Company, Inc. and Desai & Company as of September 26, 1989 (previously filed).

10.10 – Letter dated August 28, 1990 from the Partnership to John W. Henry & Company, Inc. extending Management Agreement (filed as Exhibit k to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

10.11 – Letter dated August 28, 1990 from Partnership to Desai & Company extending Management Agreement (filed as Exhibit l to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

10.12 – Letter dated January 17, 1991 from the Partnership to Desai & Company terminating Management Agreement (filed as Exhibit m to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

10.13 – Advisory Agreement dated January 30, 1991 among the Partnership, the General Partner and TrendLogic Associates, Inc. (filed as Exhibit n to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

10.14 – Letter dated August 30, 1991 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit o to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

10.15 – Letter dated August 30, 1991 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit p to Form 10-K for the fiscal year ended December 31, 1991).

10.16 – Letter dated August 31, 1992 from the General Partner to John W. Henry & Company, Inc. (filed as Exhibit q to Form 10-K for the fiscal year ended December 31, 1991).

10.17 – Letter dated August 31, 1992 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreements (filed as Exhibit r to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.18 – Letter dated August 31, 1993 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreements (filed as Exhibit s to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

10.19 – Letter dated August 31, 1993 from the General Partner to TrendLogic Associates, Inc. (filed as Exhibit t to Form 10-K for the fiscal year ended December 31, 1993).

10.20 – Letter dated February 16, 1995 from the General Partner to TrendLogic Associates, Inc. extending Advisory Agreement (filed as Exhibit u to Form 10-K for the fiscal year ended December 31, 1994).

10.21 – Letter dated February 16, 1995 from the General Partner to John W. Henry & Company, Inc. extending Advisory Agreement (filed as Exhibit v to Form 10-K for the fiscal year ended December 31, 1994).

10.22 – Letter extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1996 and 1997 (previously filed).

10.23 – Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1998 (previously filed).

10.24 – Letters extending Management Agreements with John W. Henry & Company, Inc. and TrendLogic Associates, Inc. for 1999 (previously filed).

10.25 – Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2000 (previously filed).

10.26 – Letters extending Management Agreements with John W. Henry and Company, Inc. and Trendlogic Associates, Inc. for 2001 (previously filed).

10.27 – Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2002 (previously filed).

10.28 – Letter terminating TrendLogic Associates, Inc. (previously filed).

10.29 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2003 (previously filed).

10.30 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2004 (filed herein).

16.1 – Letter from PricewaterhouseCoopers LLP (previously filed).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

31.1 – Rule 13a-14(a)/15d-15(a) Certification (Certification of President and Director)

31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 – Section 1350 Certification (Certification of President and Director)

32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director)

(b)	Reports on Form 8-K: None Filed.

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 31st day of March 2005.

HUTTON INVESTORS FUTURES FUND L.P. II

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ David J. Vogel
           David J. Vogel, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel President and Director	Shelley Ullman Director
/s/ Maureen O'Toole	/s /Steven J. Keltz
Maureen O'Toole Director	Steven J. Keltz Secretary and Director
/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director