Form 10-Q
period 2005-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2005-05-16
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS:
Equity in commodity futures trading account:
Cash (restricted $3,976,168 and $5,079,862 in 2005 and 2004, respectively)	$16,704,450	$19,918,881
Net unrealized appreciation on open futures positions	534,422	208,808
Unrealized appreciation on open forward contracts	1,110,660	2,661,296
	18,349,532	22,788,985
Interest receivable	34,143	28,538
	$18,383,675	$22,817,523
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Unrealized depreciation on open forward contracts	$1,113,176	$585,259
Accrued expenses:
Commissions	86,650	100,800
Incentive fees	—	80,260
Other	61,543	45,122
Redemptions payable	304,027	482,745
	1,565,396	1,294,186
Partners' capital:
General Partner, 44 Unit equivalents outstanding in 2005 and 2004	352,032	442,516
Limited Partners, 2,058.0950 and 2,096.0950 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	16,466,247	21,080,821
	16,818,279	21,523,337
	$18,383,675	$22,817,523

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2005

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (5.63)%	$(946,814)
	Unrealized appreciation on forward contracts 2.84%	477,471
Total Currencies (2.79)%		(469,343)
Energy 2.84%	Futures contracts purchased 2.84%	478,452
Grains 0.04%	Futures contracts sold 0.04%	6,378
Interest Rates Non-U.S.
	Futures contracts sold (0.54)%	(90,823)
	Futures contracts purchased 0.02%	3,739
Total Interest Rates Non-U.S. (0.52)%		(87,084)
Interest Rates U.S. 0.52%	Futures contracts sold 0.52%	86,850
Livestock 0.05%	Futures contracts purchased 0.05%	8,360
Metals
	Futures contracts purchased (0.04)%	(5,875)
	Unrealized depreciation on forward contracts (0.99)%	(166,362)
	Unrealized appreciation on forward contracts 3.77%	633,189
	Total Forward Contracts 2.78%	466,827
Total Metals 2.74%		460,952
Softs
	Futures contracts sold 0.02%	3,456
	Futures contracts purchased 0.87%	146,593
Total Softs 0.89%		150,049
Indices
	Futures contracts sold 0.15%	24,532
	Futures contracts purchased (0.76)%	(127,240)
Total Indices (0.61)%		(102,708)
Total Fair Value 3.16%		$531,906

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$5,301	1.00%
Canada	620	0.11
Germany	(105,477)	(19.83)
Japan	(75,428)	(14.18)
United Kingdom	502,372	94.45
United States	204,518	38.45
	$531,906	100.00%

Percentages are based on Masters' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

Percentages are based on Partners' capital unless otherwise indicated

*Due to rounding

See Accompanying Notes to Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(2,449,803)	$3,014,820
Change in unrealized gains (losses) on open positions	(1,752,939)	(1,704,780)
	(4,202,742)	1,310,040
Interest income	94,393	38,466
	(4,108,349)	1,348,506
Expenses:
Brokerage commissions including clearing fees of $5,874 and $3,983, respectively	276,262	200,541
Incentive fees	—	207,609
Other expenses	16,420	11,998
	292,682	420,148
Net income (loss)	(4,401,031)	928,358
Redemptions-Limited Partners	(304,027)	(206,520)
Net increase (decrease) in Partners' capital	(4,705,058)	721,838
Partners' capital, beginning of period	21,523,337	21,140,673
Partners' capital, end of period	$16,818,279	$21,862,511
Net asset value per Redeemable Unit (2,102.0950 and 2,223.0950 Redeemable units outstanding at March 31, 2005 and 2004, respectively)	$8,000.72	$9,834.27
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(2,056.47)	$413.69

See Accompanying Notes to Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(4,401,031)	$928,358
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	1,103,694	(201,348)
(Increase) decrease in net unrealized appreciation on open futures positions	(325,614)	(1,236,907)
(Increase) decrease in unrealized appreciation on open forward contracts	1,550,636	605,778
(Increase) decrease in interest receivable	(5,605)	(3,262)
Increase (decrease) in unrealized depreciation on open forward contracts	527,917	2,335,909
Accrued expenses:
Increase (decrease) in commissions	(14,150)	20,750
Increase (decrease) in incentive fees	(80,260)	207,609
Increase (decrease) in other	16,421	5,258
Increase (decrease) in redemptions payable	(178,718)	18,108
Net cash provided by (used in) operating activities	(1,806,710)	2,680,253
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(304,027)	(206,520)
Net change in cash	(2,110,737)	2,473,733
Unrestricted cash, at beginning of period	14,839,019	16,175,676
Unrestricted cash, at end of period	$12,728,282	$18,649,409

See Accompanying Notes to Financial Statements

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2005, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
Net realized and unrealized gains (losses) *	$(2,092.90)	$494.41
Interest income	44.10	17.14
Expenses **	(7.67)	(97.86)
Increase (decrease) for the period	(2,056.47)	413.69
Net Asset Value per Redeemable Unit, beginning of period	10,057.19	9,420.58
Net Asset Value per Redeemable Unit, end of period	$8,000.72	$9,834.27

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(4.3)%	(3.2)%
Operating expenses	6.3%	3.9%
Incentive fees	—%	0.9%
Total expenses	6.3%	4.8%
Total return:
Total return before incentive fees	(20.4)%	5.4%
Incentive fees	—%	(1.0)%
Total return after incentive fees	(20.4)%	4.4%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $396,755 and $1,235,080, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004, were $531,906 and $2,284,845, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2005
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, Partnership capital decreased 21.9% from $21,523,337 to $16,818,279. This decrease was attributable to a net loss from operations of $4,401,031 and the redemption of 38 Redeemable Units resulting in an outflow of $304,027. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable unit decreased 20.4% from $10,057.19 to $8,000.72 as compared to an increase of 4.4% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $4,202,742. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $1,310,040. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock, and softs.

Results for the first quarter were highlighted by uneven trading performance in volatile energy and financial markets and resulted in effectively giving back much of the gains from the fourth quarter 2004.

Trends that had emerged in late December continued to effect performance in January. Energy price increases, particularly in crude oil and natural gas, that had produced profits through much of the last third of 2004, initially weakened against advisor's positions, then later regained strength, ended higher and produced the most profits among the various sectors for the quarter.

Alternatively, currency trading, which had generated profits consistently in 2004, produced the quarter's greatest losses, as the decline of the U.S. dollar began to reverse its decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January and continued as the markets produced no identifiable direction through much of the quarter. Trading in interest rate contracts was mixed with small gains in U.S. contracts and larger losses in non-U.S. positions. Stock indices showed some strength in February but not sufficient to offset losses in January and March. Metals and agricultural trading followed U.S. dollar patterns with positions in losses in grains and metals offsetting smaller gains in softs and livestock.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005 increased by $55,927, as compared to the corresponding period in 2004. Interest income increased during the first quarter of 2005 due to higher interest rates as compared to the corresponding period in 2004.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended March 31, 2005 increased by $75,721, as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to a higher number of round turns, during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned during the first quarter of 2005. Trading performance for the three months ended March 31, 2004 resulted in incentive fees of $207,609.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2005 and the highest, lowest and average values during the three months ended March 31, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2005, the Partnership's total capitalization was $16,818,279. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC Contracts	$739,804	4.40%	$1,298,728	$303,319	$642,238
Energy	412,810	2.45%	464,270	185,590	367,017
Grains	38,250	0.22%	40,700	19,050	32,492
Interest rate U.S.	230,100	1.37%	234,150	67,657	158,298
Interest rate Non-U.S.	430,431	2.56%	1,455,759	430,431	603,082
Livestock	16,800	0.10%	16,800	16,800	16,800
Metals
Exchange Traded Contracts	174,000	1.03%	181,000	60,000	166,167
– OTC Contracts	441,977	2.63%	441,977	287,475	405,944
Softs	130,789	0.78%	134,958	95,322	129,749
Indices	924,247	5.50%	1,000,320	586,890	787,277
Totals	$3,539,208	21.04%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	0	N/A	N/A	N/A
February 1, 2005 - February 28, 2005	0	N/A	N/A	N/A
March 1, 2005 - March 31, 2005	38	$8,000.72	N/A	N/A
Total	38	$8,000.72	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	May 16, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 16, 2005