Form 10-Q
period 2005-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2005-08-15
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14 - 15
Item 4.	Controls and Procedures	16
PART II - Other Information		17

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,078,316 and $5,079,862 in 2005 and 2004, respectively)	$16,579,398	$19,918,881
Net unrealized appreciation on open futures positions	677,576	208,808
Unrealized appreciation on open forward contracts	1,709,802	2,661,296
	18,966,776	22,788,985
Interest receivable	33,894	28,538
	$19,000,670	$22,817,523
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$896,863	$585,259
Accrued expenses:
Commissions	80,750	100,800
Incentive fees	—	80,260
Other	62,538	45,122
Redemptions payable	93,985	482,745
	1,134,136	1,294,186
Partners' Capital:
General Partner, 44 Unit equivalents outstanding in 2005 and 2004	375,940	442,516
Limited Partners, 2,047.0950 and 2,096.0950 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	17,490,594	21,080,821
	17,866,534	21,523,337
	$19,000,670	$22,817,523

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 7.68%	$1,371,795
	Unrealized depreciation on forward contracts (2.36)%	(421,575)
Total Currencies 5.32%		950,220
Energy (0.77)%	Futures contracts purchased (0.77)%	(137,892)
Grains (0.19)%	Futures contracts purchased (0.19)%	(33,809)
Interest Rates Non-U.S. 3.72%	Futures contracts purchased 3.72%	665,049
Interest Rates U.S. 0.66%	Futures contracts purchased 0.66%	118,715
Livestock 0.07%	Futures contracts sold 0.07%	12,690
Metals
	Futures contracts purchased (0.23)%	(41,400)
	Futures contracts sold 0.02%	3,300
	Total Futures Contracts (0.21)%	(38,100)
	Unrealized appreciation on forward contracts 1.89%	338,007
	Unrealized depreciation on forward contracts (2.66)%	(475,288)
	Total Forward Contracts (0.77)%	(137,281)
Total Metals (0.98)%		(175,381)
Softs
	Futures contracts purchased 0.05%	8,531
	Futures contracts sold 0.07%	11,960
Total Softs 0.12%		20,491
Indices 0.39%	Futures contracts purchased 0.39%	70,432
Total Fair Value 8.34%		$1,490,515

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(4,884)	(0.33)%
Canada	143	0.01
Germany	363,585	24.39
Japan	188,611	12.66
United Kingdom	48,293	3.24
United States	894,767	60.03
	$1,490,515	100.00%

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

Percentages are based on Partners' capital unless otherwise indicated.

*Due to rounding

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$351,755	$(3,560,193)	$(2,098,048)	$(545,373)
Change in unrealized gains (losses) on open positions	958,609	(1,227,693)	(794,330)	(2,932,473)
	1,310,364	(4,787,886)	(2,892,378)	(3,477,846)
Interest income	97,407	44,148	191,800	82,614
	1,407,771	(4,743,738)	(2,700,578)	(3,395,232)
Expenses:
Brokerage commissions including clearing fees of $4,235, $5,053, $10,109 and $9,035, respectively	250,325	266,339	526,587	466,880
Incentive fees	—	—	—	207,609
Other expenses	15,206	11,636	31,626	23,634
	265,531	277,975	558,213	698,123
Net income (loss)	1,142,240	(5,021,713)	(3,258,791)	(4,093,355)
Redemptions-Limited Partners	(93,985)	(37,877)	(398,012)	(244,397)
Net increase (decrease) in Partners' capital	1,048,255	(5,059,590)	(3,656,803)	(4,337,752)
Partners' capital, beginning of period	16,818,279	21,862,511	21,523,337	21,140,673
Partners' capital, end of period	$17,866,534	$16,802,921	$17,866,534	$16,802,921
Net asset value per Redeemable Unit (2,091.0950 and 2,218.0950 Redeemable units outstanding at June 30, 2005 and 2004, respectively)	$8,544.10	$7,575.38	$8,544.10	$7,575.38
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$543.38	$(2,258.89)	$(1,513.09)	$(1,845.20)

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,142,240	$(5,021,713)	$(3,258,791)	$(4,093,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	897,852	239,611	2,001,546	38,263
(Increase) decrease in net unrealized appreciation on open futures positions	(143,154)	1,790,072	(468,768)	553,165
(Increase) decrease in unrealized appreciation on open forward contracts	(599,142)	917,918	951,494	1,523,696
(Increase) decrease in interest receivable	249	(1,771)	(5,356)	(5,033)
Increase (decrease) in unrealized depreciation on open forward contracts	(216,313)	(1,480,297)	311,604	855,612
Accrued expenses:
Increase (decrease) in commissions	(5,900)	14,600	(20,050)	35,350
Increase (decrease) in incentive fees	—	(207,609)	(80,260)	—
Increase (decrease) in other	995	3,453	17,416	8,711
Net cash provided by (used in) operating activities	1,076,827	(3,745,736)	(551,165)	(1,083,591)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(304,027)	(206,520)	(786,772)	(394,932)
Net change in cash	772,800	(3,952,256)	(1,337,937)	(1,478,523)
Unrestricted cash, at beginning of period	12,728,282	18,649,409	14,839,019	16,175,676
Unrestricted cash, at end of period	$13,501,082	$14,697,153	$13,501,082	$14,697,153

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of June 30, 2005, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses) *	$504.28	$(2,273.51)	$(1,588.62)	$(1,779.10)
Interest income	46.33	19.86	90.43	37.00
Expenses **	(7.23)	(5.24)	(14.90)	(103.10)
Increase (decrease) for the period	543.38	(2,258.89)	(1,513.09)	(1,845.20)
Net Asset Value per Redeemable Unit, beginning of period	8,000.72	9,834.27	10,057.19	9,420.58
Net Asset Value per Redeemable Unit, end of period	$8,544.10	$7,575.38	$8,544.10	$7,575.38

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(4.0)%	(4.9)%	(4.1)%	(4.0)%
Operating expenses	6.3%	5.8%	6.3%	4.8%
Incentive fees	—%	—%	—%	1.0%
Total expenses	6.3%	5.8%	6.3%	5.8%
Total return:
Total return before incentive fees	6.8%	(23.0)%	(15.0)%	(18.6)%
Incentive fees	—%	—%	—%	(1.0)%
Total return after incentive fees	6.8%	(23.0)%	(15.0)%	(19.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $573,904 and $1,235,080, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $1,490,515 and $2,284,845, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
June 30, 2005
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 17.0% from $21,523,337 to $17,866,534. This decrease was attributable to a net loss from operations of $3,258,791 and the redemption of 49 Redeemable Units resulting in an outflow of $398,012. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per Redeemable unit increased 6.8% from $8,000.72 to $8,544.10 as compared to a decrease of 23.0% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $1,310,364. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, and livestock and were partially offset by losses in energy, grains, U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $4,787,886. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, livestock and softs.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisors. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisors.

Lower interest rates in Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisors' U.S. and international interest rate contract positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Board. Trading in foreign currencies was likewise a profitable while trading in stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted price trends across several markets leading to losses in energy, primarily crude oil, base and precious metals, and grains.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit decreased 15.0% from $10,057.19 to $8,544.10 as compared to a decrease of 19.6% in the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $2,892,378. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals, and indices and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $3,477,846. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $53,259 and $109,186, respectively, as compared to the corresponding period in 2004. Interest income increased during the three and six months ended June 30, 2005 due to higher interest rates as compared to the corresponding period in 2004.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended June 30, 2005 decreased by $16,014 as compared to the corresponding period in 2004. The decrease in commissions and fees is primarily due to a lower number of round turns during the three months ended June 30, 2005 as compared to the corresponding period in 2004. Brokerage commissions and fees for the six months ended June 30, 2005 increased by $59,707 as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to a higher number of round turns during the six months ended June 30, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2005 resulted in incentive fees of $0. Trading performance for the three and six months ended June 30, 2004 resulted in incentive fees of $0 and $207,609, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $17,866,534. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$906,631	5.08%	$949,358	$346,531	$701,002
Energy	216,850	1.21%	420,600	26,250	220,780
Grains	19,500	0.11%	39,550	15,551	17,064
Interest Rates U.S.	182,750	1.02%	230,100	56,900	125,083
Interest Rates Non-U.S.	860,709	4.82%	997,261	479,765	868,513
Livestock	6,400	0.04%	14,400	6,400	6,400
Metals
– Exchange Traded Contracts	75,667	0.42%	174,000	66,000	89,222
– OTC	195,458	1.09%	425,541	171,808	211,708
Softs	62,024	0.35%	130,798	54,259	66,261
Indices	364,614	2.04%	927,929	288,933	566,819
Totals	$2,890,603	16.18%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item, 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and under Part II, Item 1. "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for quarter ended March 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	0	N/A	N/A	N/A
May 1, 2005 - May 31, 2005	0	N/A	N/A	N/A
June 1, 2005 - June 30, 2005	11	$8,544.10	N/A	N/A
Total	11	$8,544.10	N/A	N/A

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

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005