Form 10-Q
period 2005-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2005-11-14
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 0-16526

HUTTON INVESTORS FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

Delaware	13-3406160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue. – 25th Fl.
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

Yes          No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005 and 2004 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15 - 16
Item 4.	Controls and Procedures	17
PART II - Other Information		18

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,200,572 and $5,079,862 in 2005 and 2004, respectively)	$15,616,465	$19,918,881
Net unrealized appreciation on open futures positions	799,721	208,808
Unrealized appreciation on open forward contracts	631,137	2,661,296
	17,047,323	22,788,985
Interest receivable	36,732	28,538
	$17,084,055	$22,817,523
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$785,286	$585,259
Accrued expenses:
Commissions	58,650	100,800
Incentive fees	—	80,260
Other	46,870	45,122
Redemptions payable	271,037	482,745
	1,161,843	1,294,186
Partners' Capital:
General Partner, 44 Unit equivalents outstanding in 2005 and 2004	340,732	442,516
Limited Partners, 2,012.0950 and 2,096.0950 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	15,581,480	21,080,821
	15,922,212	21,523,337
	$17,084,055	$22,817,523

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized appreciation on forward contracts 2.86%	$455,214
	Unrealized depreciation on forward contracts (3.83)%	(610,131)
Total Currencies (0.97)%		(154,917)

Energy 1.63%	Futures contracts purchased 1.63%	260,144
Grains
	Futures contracts purchased 0.02%	2,738
	Futures contracts sold 0.21%	33,974
Total Grains 0.23%		36,712
Interest Rates Non - U.S.
	Futures contracts purchased (1.06)%	(168,140)
	Futures contracts sold 0.65%	102,867
Total Interest Rates Non- U.S. (0.41)%		(65,273)
Interest Rates U.S.
	Futures contracts purchased (0.32)%	(50,734)
	Futures contracts sold 0.04%	6,800
Total Interest Rates U.S. (0.28)%		(43,934)

Livestock 0.05%	Futures contracts purchased 0.05%	8,330

Metals
	Futures contracts purchased 0.71%	113,017

	Unrealized appreciation on forward contracts 1.10%	175,923
	Unrealized depreciation on forward contracts (1.10)%	(175,155)
	Total Forward Contracts 0.00%*	768
Total Metals 0.71%		113,785

Softs
	Futures contracts purchased 0.12%	18,165
	Futures contracts sold 0.22%	35,257
Total Softs 0.34%		53,422

Indices
	Futures contracts purchased 2.80%	445,933
	Futures contracts sold (0.05)%	(8,630)
Total Indices 2.75%		437,303

Total Fair Value 4.05%		$645,572

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(2,973)	(0.46)%
Canada	4,825	0.75
Germany	(108,329)	(16.78)
Japan	481,229	74.54
United Kingdom	15,370	2.38
United States	255,450	39.57
	$645,572	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

*	Due to rounding

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

*Due to rounding

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(708,836)	$(3,229,645)	$(2,806,884)	$(3,775,018)
Change in unrealized gains (losses) on open positions	(844,943)	3,125,363	(1,639,273)	192,890
	(1,553,779)	(104,282)	(4,446,157)	(3,582,128)
Interest income	111,595	51,246	303,395	133,860
	(1,442,184)	(53,036)	(4,142,762)	(3,448,268)
Expenses:
Brokerage commissions including clearing fees of $4,422, $6,102, $14,531 and $15,137, respectively	215,895	249,862	742,482	716,742
Incentive fees	—	—	—	207,609
Other expenses	15,206	11,637	46,832	35,271
	231,101	261,499	789,314	959,622
Net loss	(1,673,285)	(314,535)	(4,932,076)	(4,407,890)
Redemptions-Limited Partners	(271,037)	(223,007)	(669,049)	(467,404)
Net decrease in Partners' capital	(1,944,322)	(537,542)	(5,601,125)	(4,875,294)
Partners' capital, beginning of period	17,866,534	16,802,921	21,523,337	21,140,673
Partners' capital, end of period	$15,922,212	$16,265,379	$15,922,212	$16,265,379
Net asset value per Redeemable Unit (2,056.0950 and 2,188.0950 Redeemable units outstanding at September 30, 2005 and 2004, respectively)	$7,743.91	$7,433.58	$7,743.91	$7,433.58
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(800.19)	$(141.80)	$(2,313.28)	$(1,987.00)

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net loss	$(1,673,285)	$(314,535)	$(4,932,076)	$(4,407,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	877,744	59,427	2,879,290	97,690
(Increase) decrease in net unrealized appreciation on open futures positions	(122,145)	(2,550,709)	(590,913)	(1,997,544)
(Increase) decrease in unrealized appreciation on open forward contracts	1,078,665	(608,064)	2,030,159	915,632
(Increase) decrease in interest receivable	(2,838)	(1,998)	(8,194)	(7,031)
Increase (decrease) in unrealized depreciation on open forward contracts	(111,577)	33,410	200,027	889,022
Accrued expenses:
Increase (decrease) in commissions	(22,100)	(13,700)	(42,150)	21,650
Increase (decrease) in incentive fees	—	—	(80,260)	—
Increase (decrease) in other	(15,668)	9,796	1,748	18,507
Net cash provided by (used in) operating activities	8,796	(3,386,373)	(542,369)	(4,469,964)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(93,985)	(37,877)	(880,757)	(432,809)
Net change in cash	(85,189)	(3,424,250)	(1,423,126)	(4,902,773)
Unrestricted cash, at beginning of period	13,501,082	14,697,153	14,839,019	16,175,676
Unrestricted cash, at end of period	$13,415,893	$11,272,903	$13,415,893	$11,272,903

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2005, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net realized and unrealized losses *	$(846.29)	$(159.66)	$(2,434.91)	$(1,938.76)
Interest income	53.37	23.11	143.80	60.11
Expenses **	(7.27)	(5.25)	(22.17)	(108.35)
Decrease for the period	(800.19)	(141.80)	(2,313.28)	(1,987.00)
Net Asset Value per Redeemable Unit, beginning of period	8,544.10	7,575.38	10,057.19	9,420.58
Net Asset Value per Redeemable Unit, end of period	$7,743.91	$7,433.58	$7,743.91	$7,433.58

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Ratio to average net assets: ***
Net investment loss before incentive fees ****	(5.4)%	(5.2)%	(3.7)%	(4.3)%
Operating expenses	5.4%	6.4%	6.0%	5.3%
Incentive fees	0.0%	0.0%	0.0%	1.1%
Total expenses	5.4%	6.4%	6.0%	6.4%
Total return:
Total return before incentive fees	(9.4)%	(1.9)%	(23.0)%	(20.1)%
Incentive fees	0.0%	0.0%	0.0%	(1.0)%
Total return after incentive fees	(9.4)%	(1.9)%	(23.0)%	(21.1)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2005 and the year ended December 31, 2004, based on a monthly calculation, were $762,076 and $1,235,080, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $645,572 and $2,284,845, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 26.0% from $21,523,337 to $15,922,212. This decrease was attributable to a net loss from operations of $4,932,076 and the redemption of 84 Redeemable Units resulting in an outflow of $669,049. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's third quarter of 2005, the net asset value per Redeemable unit decreased 9.4% from $8,544.10 to $7,743.91 as compared to a decrease of 1.9% in the third quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $1,553,779. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and metals and were partially offset by gains in energy, grains, livestock, softs, and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $104,282. Losses were primarily attributable to the trading of commodity futures in currencies, softs, livestock, metals and indices and were partially offset by gains in energy, grains, and U.S. and non-U.S. interest rates.

Third Quarter results reflect profitable trading in the energy and stock index markets which were substantially offset by losses in interest rates and currencies. Periodic trading opportunities in grains and softs generated small gains for the Partnership. The overall result was a loss for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Profits were made in trading these markets, which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this market was the Chinese government decision to unpeg the yuan from the U.S. dollar and its consequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. Trading in precious metals was unprofitable for the quarter.

During the Partnership's nine months ended September 30, 2005, the Net Asset Value per Redeemable Unit decreased 23.0% from $10,057.19 to $7,743.91 as compared to a decrease of 21.1% in the nine months ended September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $4,446,157. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and metals and were partially offset by gains in energy, livestock, softs, and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2004 of $3,582,128. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, livestock, softs, metals, and indices and were partially offset by gains in energy, grains, and U.S. interest rates.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $60,349 and $169,535, respectively, as compared to the corresponding period in 2004. Interest income increased during the three and nine months ended September 30, 2005 due to higher interest rates as compared to the corresponding period in 2004.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended September 30, 2005 decreased by $33,967 as compared to the corresponding period in 2004. The decrease in commissions and fees is primarily due to a lower number of round turns during the three months ended September 30, 2005 as compared to the corresponding period in 2004. Brokerage commissions and fees for the nine months ended September 30, 2005 increased by $25,740 as compared to the corresponding period in 2004. The increase in commissions and fees is primarily due to a higher number of round turns during the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 2005 resulted in incentive fees of $0. Trading performance for the three and nine months ended September 30, 2004 resulted in incentive fees of $0 and $207,609, respectively.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $15,922,212. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

September 30, 2005
(Unaudited)

			Three Months Ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$740,193	4.65%	$997,866	$253,182	$685,322
Energy	275,600	1.73%	348,900	202,130	253,510
Grains	14,587	0.09%	27,450	9,180	21,256
Interest Rates U.S.	16,314	0.10%	229,900	16,314	99,905
Interest Rates Non-U.S.	292,452	1.84%	857,219	225,240	404,528
Livestock	7,200	0.05%	7,200	6,400	7,200
Metals
– Exchange Traded Contracts	74,500	0.47%	93,000	31,667	66,389
– OTC	129,180	0.81%	250,708	92,380	149,113
Softs	64,907	0.41%	65,500	61,636	64,328
Indices	433,633	2.72%	807,910	267,330	594,451
Totals	$2,048,566	12.87%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these during the registrant's last quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31,2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	—	N/A	N/A	N/A
August 1, 2005 - August 31, 2005	—	N/A	N/A	N/A
September 1, 2005 - September 30, 2005	35	$7,743.91	N/A	N/A
Total	35	$7,743.91	N/A	N/A

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

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005

19