Form 10-K
period 2005-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2006-03-29
CIK 812818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Year Ended December 31, 2005

Commission File Number 0-16526

HUTTON INVESTORS FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

Delaware	13-3406160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave – 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes              No X

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes              No X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer              Accelerated filer             Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $17,490,594 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2006, 1,972.0950 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Hutton Investors Futures Fund L.P. II (the "Partnership") is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of redeemable units of Limited Partnership Interest in the Partnership ("Redeemable Units") for the years ended December 31, 2005, 2004 and 2003 are reported in the Statements of Changes in Partners' Capital on page F-8 under "Item 8. Financial Statements and Supplementary Data."

The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2007; the net asset value per Redeemable Unit falls below $500 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the "Limited Partnership Agreement").

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

(b)    Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are set forth under "Item 6. Selected Financial Data." The Partnership's capital at December 31, 2005, was $16,488,038.

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

Item 1A.    Risk Factors.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor's ability to redeem units is limited and no market exists for the units.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor's account.

The Partnership will not provide any benefit of diversification of an investor's overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

The advisor's trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

Investors are taxed on their share of the Partnership's income, even though the Partnership does not intend to make any distributions.

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

Regulatory Matters

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup Global Markets that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup Global Markets and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup Global Markets and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

IPO Regulatory Inquiries

Since April 2002, Citigroup Global Markets and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research on IPO allocation inquiries. With respect to issues raised by the NASD, the NYSE and the SEC about Citigroup Global Markets' and other firms' e-mail retention practices, Citigroup Global Markets and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. Citigroup Global Markets agreed to pay a penalty in the amount of $1.65 million and did not admit any wrongdoing. No individuals from Citigroup Global Markets have been charged in the IPO allocation proceedings.

IPO Civil Litigation

In April 2002, consolidated amended complaints were filed against Citigroup Global Markets and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On February 19, 2003, the Court issued an opinion denying defendants' motion to dismiss.

On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. Citigroup Global Markets is not a defendant in any of the six focus cases. The underwriter defendants in the focus cases have filed a petition to the United States Court of Appeals for the Second Circuit seeking review of this decision.

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in In Re: Initial Public Offering Securities Litigation agreeing to review the district court's order granting plaintiffs' motion for class certification.

Also filed in the Southern District of New York against Citigroup Global Markets and other investment banks were several alleged class actions that were consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. On November 3, 2003, the court granted Citigroup Global Markets' motion to dismiss the consolidated amended complaint in the antitrust case. On September 28, 2005, the United States Court of Appeals for the Second Circuit in In Re: Initial Public Offering Antitrust Litigation vacated the district court's order dismissing these actions and remanded for further proceedings.

Research Settlement

On April 28, 2003, Citigroup Global Markets announced final agreements with the SEC, the NASD, the NYSE and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and IPO allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup Global Markets has consented to the entry of (1) an injunction under the federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Citigroup Global Markets from violating provisions of the federal securities laws and related NASD and NYSE rules relating to research, certain IPO allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup Global Markets to adopt and enforce new restrictions on the operation of research; (2) an NASD Acceptance Waiver and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NASD rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; (3) an NYSE Stipulation and Consent requiring Citigroup Global Markets to cease and desist from violations of corresponding NYSE rules and requiring Citigroup Global Markets to adopt and enforce the same new restrictions; and (4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions. The Research Settlement requires Citigroup Global Markets to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup Global Markets reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the fourth quarter of 2002.

To effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. On October 31, 2003, final judgment was entered against Citigroup Global Markets and nine other investment banks. The NASD has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup Global Markets in connection with the Research Settlement. In May 2003, the NYSE advised Citigroup Global Markets that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. As required by the Research Settlement, Citigroup Global Markets also has entered into separate settlement agreements with numerous states and certain U.S. territories.

Several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. alleging violations of state and federal securities laws.

Enron Regulatory Settlement

On July 28, 2003, Citigroup (Citigroup Global Markets' ultimate parent) entered into a final settlement agreement with the SEC to resolve the SEC's outstanding investigations into Citigroup transactions with Enron Corp. and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup' s transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Enron-Related Civil Actions

Citigroup Global Markets, Citigroup and various other Citigroup-related entities have been named as defendants in over 20 civil lawsuits pending in state and federal courts throughout the United States, alleging claims against Citigroup and Citigroup Global Markets based on their dealings with Enron. The majority of these cases have been brought by purchasers and sellers of Enron equity and debt securities and Enron-linked securities. Many of the plaintiffs in these actions are large, institutional investors that had substantial Enron and Enron-linked holdings. The lawsuits collectively allege as against Citigroup and/or its affiliates and subsidiaries, among other things, federal securities fraud, state law claims of negligent misrepresentation, fraud, breach of fiduciary duty, aiding and abetting a breach of fiduciary duty and related claims. In most of these lawsuits, Citigroup is named as a co-defendant along with other investment banks alleged to have had dealings with Enron. The majority of cases pending in the federal courts have been, or are in the process of being, consolidated before a single judge in the United States District Court for the Southern District of Texas. In addition, in five adversary proceedings in the Enron Chapter 11 bankruptcy, Enron and, in one case, its co-debtor affiliates and subsidiaries, and the Official Committee of Unsecured Creditors of Enron Corp., et al., have named Citigroup and/or its affiliates or subsidiaries as defendants.

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

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

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with other actions. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al. and Principal Global Investors v. Citigroup Inc., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas (Avenue Capital Management II, L.P., et al. v. J.P. Morgan-Chase & Co., et al.). The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets, and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing alleged class action pending in the United States District Court for the Southern District of Texas (In Re: Dynegy Inc. Securities Litigation) brought by purchasers of publicly traded debt and equity securities of Dynegy Inc. was amended to add Citigroup, Citibank and Citigroup Global Markets as defendants. The plaintiffs allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against the Citigroup defendants. The Citigroup defendants filed a motion to dismiss in March 2004, which motion was granted by the District Court in October 2004. The court denied lead plaintiff's request for leave to appeal.

The court had also previously denied lead plaintiff's motion for leave to amend. No appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom-Related Litigation

Citigroup, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom's former auditors — in a consolidated class action brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002 in In Re: Worldcom, Inc. Securities Litigation. The class action complaint asserts claims against Citigroup Global Markets under (i) Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, in connection with certain bond offerings in which it served as underwriter, and (ii) Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under Section 10(b), alleging that it participated in the preparation and/or issuance of misleading WorldCom registration statements and disseminated misleading research reports concerning WorldCom stock. In 2003, the district court denied Citigroup Global Markets' motion to dismiss the consolidated class action complaint and granted the plaintiffs' motion for class certification.

Pursuant to an order entered May 28, 2003, the District Court consolidated approximately seventy-eight individual actions with the class action for pretrial proceedings. The claims asserted in these individual actions are substantially similar to the claims alleged in the class action and assert state and federal securities law claims based on Citigroup Global Markets' research reports concerning WorldCom and/or Citigroup Global Markets' role as an underwriter in WorldCom offerings. Plaintiffs in certain of these actions filed motions to remove their cases to state court. The District Court denied these motions and its rulings were upheld on appeal.

Numerous other actions asserting claims against Citigroup Global Markets in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts around the country. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. In addition to the court suits, actions asserting claims against Citigroup and certain of its affiliates relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On May 10, 2004, Citigroup announced that it had agreed to pay $2.58 billion to settle the WorldCom class action suits. The United States District Court for the Southern District of New York granted approval of the proposed settlement on November 10, 2004.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., an alleged class action against Citigroup Global Markets and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, Citigroup Global Markets' research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action.

Citigroup and Citigroup Global Markets, along with a number of other defendants, have settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase & Co., et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. The settlement became final on September 30, 2004.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933, as amended, and certain claims under the Securities Exchange Act of 1934 in In Re: Targets Securities Litigation, an alleged class action against Citigroup and Citigroup Global Markets and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities With Respect to the Common Stock of MCI WorldCom,

Inc. ("TARGETS") after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005.

A fairness hearing was held on November 5, 2004 in connection with the proposed class settlement between plaintiffs and the Citigroup-related defendants in In Re: Worldcom, Inc. Securities Litigation.

Citigroup, along with other financial institutions and other defendants, entered into settlements resolving certain claims against Citigroup-related defendants in a number of WorldCom-related actions. The settlement amounts are covered by existing litigation reserves.

Global Crossing

On or about January 28, 2003, the lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (In Re: Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, Citigroup Global Markets, Citigroup Global Markets Holdings Inc. and certain executive officers and current and former employees. The alleged class action complaint asserts claims under the federal securities laws alleging that the defendants issued research reports without a reasonable basis in fact and failed to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, the lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims assert causes of action under the federal securities laws and common law in connection with Citigroup Global Markets' research reports about Global Crossing and Asia Global Crossing and for Citigroup Global Markets' roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-related defendants moved to dismiss all of the claims against them on July 2, 2004. In March 2005, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims and claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York (i) an adversary proceeding asserting claims against, among others, Citigroup, Citigroup Global Markets and certain executive officers and current and former employees, under federal bankruptcy law and common law in connection with Citigroup Global Markets' research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings, and (ii) an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the former action on June 26, 2004, and the latter on May 28, 2004. The plaintiffs and the Citigroup-related defendants have since entered into a definitive settlement agreement in the In Re: Global Crossing, Ltd. Securities Litigation; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, actions asserting claims against Citigroup and certain of its affiliates relating to its Global Crossing research reports are pending in numerous arbitrations around the country. These arbitration proceedings assert claims that are substantially similar to the claims asserted in the alleged class action.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including Citigroup Global Markets, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the "Citigroup Parties"). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, Citigroup Global Markets is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also asserted claims against Citigroup and Citibank, N.A. All of the complaints alleged violations of federal securities laws, and certain of the complaints also alleged violations of state securities laws and the common law. The complaints sought unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York.

In May and July of 2005, the United States District Court for the Southern District of New York dismissed several claims on statute of limitations grounds in the class and individual actions being coordinated under In Re: Adelphia Communications Corporation Securities and Derivatives Litigation. With the exception of one individual action that was dismissed with prejudice, the court granted the class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal district courts arising out of alleged violations of the federal securities laws, the Investment Company Act and the common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the MDL rules in the United States District Court for the District of Maryland, and the litigations involving revenue sharing, incentive payment and other issues have been consolidated in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, rescissionary damages, injunctive relief, costs and fees. In the principal market timing cases that name Citigroup, a lead plaintiff has been appointed but that plaintiff has not yet filed an amended complaint. In the cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004.

Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, Citigroup Global Markets has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.

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

Research Analyst Litigation

Since May 2002, Citigroup Global Markets and certain executive officers and current and former employees have been named as defendants in numerous alleged class action complaints, individual actions, and arbitration demands by purchasers of various securities alleging that they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, and certain state laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing, Ltd., AT&T Corp., Level 3 Communications, Inc., Metromedia Fiber Network, Inc., XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. The alleged class actions relating to research of these companies are pending before a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The Court has consolidated these actions into separate proceedings corresponding to the companies named above. On December 2, 2004, the Court granted in part and denied in part the Citigroup-related defendants' motions to dismiss the claims against it in the AT&T, Level 3, XO and Williams actions. On January 6, 2005, the Court granted in part and denied in part Citigroup's motion to dismiss the claims against it in the Metromedia action.

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in In Re: Salomon Analyst AT&T Litigation, a class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

In addition to the alleged research class actions, several individual actions have been filed against Citigroup and Citigroup Global Markets relating to, among other things, research on Qwest Communications International, Inc. These actions allege violations of state and federal securities laws in connection with Citigroup Global Markets' publication of research about Qwest and its underwriting of Qwest securities.

Two alleged class actions against Citigroup Global Markets asserting common law claims in connection with published investment research on behalf of Citigroup Global Markets customers have been dismissed by United States District Courts, one of which was affirmed by the United States Court of Appeals for the Ninth Circuit, and one of which is pending on appeal to the United States Courts of Appeals for the Third Circuit. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their request for an appeal to that Court is pending.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in Norman v. Salomon Smith Barney, et al., a class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

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

In Sturm, et al. v. Citigroup, et al., an NASD arbitration seeking significant compensatory and punitive damages, claimants' asserted common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to Citigroup Global Markets research coverage of WorldCom.

Supervisory Investigation

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to Citigroup Global Markets requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of Citigroup Global Markets. Other parties to the Research Settlement have received similar subpoenas and letters.

West Virginia Attorney General Suit

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup Global Markets and nine other firms that were parties to the Research Settlement. The West Virginia Attorney

General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

Citigroup Shareholder Litigation

In July 2002, Citigroup, Citigroup Global Markets and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of Citigroup's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transactions between Citigroup and Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. On August 10, 2004, Judge Swain granted Citigroup's motion to dismiss the consolidated amended complaint. The plaintiffs filed a notice of appeal in October 2004.

NASD Settlement

In November 2004, Citigroup Global Markets entered into a final agreement with the NASD to resolve the NASD's investigation into certain of its selling practices. Without admitting or denying any allegations or findings, Citigroup Global Markets accepted certain factual findings by the NASD that it (i) sold units in two managed futures funds to 45 customers for whom the investment was not suitable, (ii) failed to maintain records disclosing the basis upon which its investor suitability determinations were made and (iii) failed to adequately disclose the risks of investing in managed futures products on its website. Citigroup Global Markets consented to a censure and a fine of $275,000 and offered to redeem the investment of the customers for whom investment in the two managed futures funds was found not suitable.

In the course of its business, Citigroup Global Markets, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of Citigroup Global Markets.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the year ended December 31, 2005.

PART II

Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of Limited Partnership Interest.

(b)    Holders. The number of holders of Redeemable Units of Limited Partnership Interest as of December 31, 2005 was 226.

(c)    Dividends. The Partnership did not declare a distribution in 2005 or 2004.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2005, 2004 and 2003.

(e)    Compensation Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income, increase in Net Asset Value per Redeemable Unit for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 and total assets as of December 31, 2005, 2004, 2003, 2002 and 2001 were as follows:

	2005	2004	2003	2002	2001
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $927,363, $943,085, $950,659, $700,652 and $661,355, respectively	$(4,391,548)	$1,466,701	$3,206,193	$5,902,156	$(49,114)
Interest income	427,963	206,574	171,640	218,809	446,258
	$(3,963,585)	$1,673,275	$3,377,833	$6,120,965	$397,144
Net income (loss)	$(4,039,122)	$1,332,813	$3,049,340	$4,992,978	$276,352
Increase (decrease) in Net Asset Value per Redeemable Unit	$(1,878.98)	$636.61	$1,281.06	$1,997.72	$88.23
Total assets	$17,311,177	$22,817,523	$21,505,101	$20,316,806	$15,777,724

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

Original seeks to capitalize on long-term trends in a broad spectrum of worldwide financial and non-financial futures markets including agricultural, currency, energy, interest rates, metals and global stock index contracts.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

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

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also "Item 8. Financial Statements and Supplementary Data" for further information on financial instrument risk included in the notes to the financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 10 business days' notice to the General Partner. For the year ended December 31, 2005, 124 Redeemable Units were redeemed for a total of $996,177. For the year ended December 31, 2004, 104 Redeemable Units were redeemed for a total of $950,149. For the year ended December 31, 2003, 150 Redeemable Units were redeemed for a total of $1,395,441.

(c)    Results of Operations.

For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 18.7% from $10,057.19 to $8,178.21. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 6.8% from $9,420.58 to $10,057.19. For the year ended December 31, 2003, the Net Asset Value per Redeemable Unit increased 15.7% from $8,139.52 to $9,420.58.

The Partnership experienced net trading losses of $3,464,185 before commissions and expenses for the year ended December 31, 2005. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains and U.S. and non-U.S. interest rates and were partially offset by gains in livestock, metals, softs and indices.

The year 2005 was characterized by several events that made it extraordinarily difficult for the Advisor's program to trade successfully and to retain profits when earned. While profitable trading did occur in the stock index, metals, and softs sectors, these relatively minor gains were offset by gains experienced in the other sectors.

In financial markets, foreign stock market indices were the most profitable sector for the Partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. More than offsetting these gains were losses in US and non-US interest rate contract trading.

Losses in currency trading absorbed the majority of the gains in the other market sectors. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisor at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese governments decision to revalue the Chinese yuan. Losses were exacerbated at year-end with the reversal of the dollar against the yen.

Profitable trading over the last half of the year in precious and base metals positions offset most but not all of the losses incurred earlier in the year in the these markets. Of particular note was the price of gold, which rose to over $500 an ounce by the end of the year. Base metals such as zinc, copper and aluminum also experienced substantial price increases as global demand and speculative trading spurred prices.

The energy markets provided profitable trading for much of the year with crude oil and natural gas prices dramatically reaching their peaks after Hurricanes Katrina and Rita. Prices had risen so much, so quickly, however, that a not unexpected reaction was for prices to trade in a wide range over the latter four months of the year. These types of markets were not conducive to profitable trading for the Advisor's trend-following strategies and resulted in a loss for the full year.

Overall, it was a particularly difficult year for the Partnership's Advisor with periods of favorable market conditions abruptly dashed by single events and prolonged volatility.

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

2004 started strongly with many of the trends from late 2003 continuing into early 2004. Notably lower interest rates in the U.S. and other major countries fostered strong global economic growth and pressured commodity prices. These resulted in upward trends in many sectors, especially energy, metals and grains and provided profitable trading opportunities for the Partnership's advisor. These trends persisted into early March when economic indicators in the U.S. and China suggested rising inflation and markets reversed with higher interest rates, collapsing commodity prices and the dollar reversal.

This began a protracted period of tentative and conflicting trends across many sectors. As expected in the nature of trend-following, the strength of profitable trends is often followed by temporary but often severe periods of losses. Late March through July 2004 was such a period for the Partnership's advisor as positions were adjusted from what had been profitable, long-term trends to choppy, directionless and volatile markets. Trading was treacherous and thus unprofitable in U.S. and Asian interest rates and global stock indices while energy, metals and grains provided some offsetting profits. The fundamental economic concerns hanging over these markets were further exacerbated by the uncertainty surrounding the tightly contested U.S. presidential election.

With 2004 looking dismal going into the late summer, the price of crude oil resumed its climb to $50 a barrel brought on by a deteriorating security situation in Iraq, Saudi Arabia political turmoil, and renewed threats of terrorism. Long positions in the energy sector continued to provide profits to the Partnership through the end of the third quarter and into the fourth quarter. In late August the U.S. dollar began a further slide toward $1.40 to the euro. These renewed trends in currency prices combined with declining interest rates and stronger global stock markets were favorable to the Partnership's advisor and provided a solidly profitable August through December for the Partnership's advisor. In spite of an extremely difficult and challenging year, the Partnership had an overall increase in net asset value per unit for the year.

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

The Partnership's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2005 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2005, the Partnership's total capitalization was $16,488,038.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC	$438,865	2.66%	$1,298,728	$253,182	$695,270
Energy	175,100	1.06%	464,270	26,250	257,002
Grains	11,164	0.07%	40,700	9,180	20,946
Interest Rates U.S.	140,750	0.85%	234,150	16,314	136,826
Interest Rates Non-U.S.	193,217	1.17%	1,455,759	193,217	580,651
Livestock	6,300	0.04%	16,800	6,300	9,175
Metals
— Exchange Traded Contracts	92,500	0.56%	181,000	31,667	102,070
— OTC	199,894	1.21%	441,977	92,380	241,665
Softs	70,869	0.43%	134,958	42,913	81,930
Indices	714,983	4.34%	1,000,320	157,930	628,374
Totals	$2,043,642	12.39%

* monthly average based on month-end value at risk.

As of December 31, 2004, the Partnership's total capitalization was $21,523,337.

December 31, 2004

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
— OTC Contracts	$1,319,651	6.13%	$1,349,143	$262,262	$813,466
Energy	476,270	2.21%	480,170	212,170	311,819
Grains	19,913	0.09%	62,825	9,625	43,269
Interest rates U.S.	201,950	0.94%	365,200	43,760	322,003
Interest rates Non-U.S.	1,183,588	5.50%	1,289,170	528,554	922,553
Livestock	16,800	0.08%	32,000	4,800	18,667
Metals
— Exchange Traded Contracts	139,500	0.65%	192,500	14,000	167,833
— OTC Contracts	354,241	1.65%	393,166	146,800	256,195
Softs	131,502	0.61%	131,625	72,467	109,721
Indices	828,709	3.85%	930,079	221,546	609,294
Total	$4,672,124	21.71%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

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

Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2005, the Partnership's primary exposures were in the Chicago Mercantile Exchange E-MINI Nasdaq and EUREX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)

Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will, from time to time, trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver.

Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton, coffee and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2005.

Energy. The Partnership's primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Euro dollars and Canadian dollars. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership's non-trading risk.

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
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

To the Partners of
Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Hutton Investors Futures Fund L.P. II (the "Partnership"), including the condensed schedules of investments, as of December 31, 2005 and 2004, and the related statements of income and expenses, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Investors Futures Fund L.P. II as of December 31, 2005 and 2004, and the results of its operations, changes in its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 13, 2006

Hutton Investors
Futures Fund L.P. II
Statements of Financial Condition
December 31, 2005 and 2004

	2005	2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,282,549 and $5,079,862 in 2005 and 2004, respectively) (Note 3b)	$16,265,128	$19,918,881
Net unrealized appreciation on open futures positions	—	208,808
Unrealized appreciation on open forward contracts	1,003,185	2,661,296
	17,268,313	22,788,985
Interest receivable (Note 3b)	42,864	28,538
	$17,311,177	$22,817,523

Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$9,227	$—
Unrealized depreciation on open forward contracts	371,315	585,259
Accrued expenses:
Commissions (Note 3b)	53,500	100,800
Incentive fees (Note 3a)	—	80,260
Professional fees	46,917	26,694
Other	15,052	18,428
Redemptions payable (Note 5)	327,128	482,745
	823,139	1,294,186
Partners' capital: (Notes 1 and 5)
General Partner, 44 Unit equivalents outstanding in 2005 and 2004	359,841	442,516
Limited Partners 1,972.0950 and 2,096.0950 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	16,128,197	21,080,821
	16,488,038	21,523,337
	$17,311,177	$22,817,523

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$(269,490)	(1.63)%
Grains	2,250	0.01
Indices	157,078	0.95
Livestock	8,590	0.05
Metals	158,115	0.96
Softs	121,569	0.74
Total futures contracts purchased	178,112	1.08

Futures Contracts Sold
Energy	(10,330)	(0.06)
Grains	(18,372)	(0.11)
Interest Rates U.S.	(45,192)	(0.27)
Interest Rates Non U.S.	(58,599)	(0.36)
Softs	(54,846)	(0.33)
Total futures contracts sold	(187,339)	(1.13)

Unrealized Appreciation on Forward Contracts
Currencies	356,902	2.16
Metals	646,283	3.92
Total unrealized appreciation on forward contracts	1,003,185	6.08

Unrealized Depreciation on Forward Contracts
Currencies	(239,073)	(1.45)
Metals	(132,242)	(0.80)
Total unrealized depreciation on forward contracts	(371,315)	(2.25)
Total fair value	$622,643	3.78%

Percentages are based on Partners' capital unless otherwise indicated

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$275	0.00%*
Interest Rates U.S.	(56,313)	(0.26)
Interest Rates Non-U.S.	(24,840)	(0.12)
Metals	(76,785)	(0.36)
Softs	105,084	0.49
Indices	109,196	0.51
Total futures contracts purchased	56,617	0.26

Futures Contracts Sold
Energy	160,791	0.75
Grains	119,042	0.55
Interest Rates U.S.	(32,725)	(0.15)
Livestock	6,380	0.03
Metals	9,235	0.04
Softs	(37,018)	(0.17)
Indices	(73,514)	(0.34)
Total futures contracts sold	152,191	0.71

Unrealized Appreciation on Forward Contracts
Currencies	2,140,953	9.95
Metals	520,343	2.42
Total unrealized appreciation on forward contracts	2,661,296	12.37

Unrealized Depreciation on Forward Contracts
Currencies	(257,916)	(1.20)
Metals	(327,343)	(1.52)
Total unrealized depreciation on forward contracts	(585,259)	(2.72)
Total fair value	$2,284,845	10.62%

Percentages are based on Partners' capital unless otherwise indicated

*Due to rounding

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(1,801,983)	$1,775,464	$4,357,083
Change in unrealized gains (losses) on open positions	(1,662,202)	634,322	(200,231)
	(3,464,185)	2,409,786	4,156,852
Interest income (Note 3b)	427,963	206,574	171,640
	(3,036,222)	2,616,360	4,328,492
Expenses:
Brokerage commissions including clearing fees of $18,009, $19,648, and $26,176, respectively (Note 3b)	927,363	943,085	950,659
Incentive fees (Note 3a)	—	287,869	286,455
Professional fees	51,394	33,068	35,694
Other expenses	24,143	19,525	6,344
	1,002,900	1,283,547	1,279,152
Net income (loss)	$(4,039,122)	$1,332,813	$3,049,340

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(1,878.98)	$636.61	$1,281.06

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Statements of Changes in Partners' Capital
for the years ended
December 31, 2005, 2004 and 2003

	Limited Partners	General Partner	Total
Partners' capital at December 31, 2002	$19,128,635	$358,139	$19,486,774
Net income	2,992,974	56,366	3,049,340
Redemption of 150.0000 Redeemable Units of Limited Partnership Interest	(1,395,441)	—	(1,395,441)
Partners' capital at December 31, 2003	20,726,168	414,505	21,140,673
Net income	1,304,802	28,011	1,332,813
Redemption of 104.0000 Redeemable Units of Limited Partnership Interest	(950,149)	—	(950,149)
Partners' Capital at December 31, 2004	21,080,821	442,516	21,523,337
Net loss	(3,956,447)	(82,675)	(4,039,122)
Redemption of 124.0000 Redeemable Units of Limited Partnership Interest	(996,177)	—	(996,177)
Partners' capital at December 31, 2005	$16,128,197	$359,841	$16,488,038

Net Asset Value per Redeemable Unit:

2003	$9,420.58
2004	$10,057.19
2005	$8,178.21

See accompanying notes to financial statements.

Hutton Investors
Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(4,039,122)	$1,332,813	$3,049,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,797,313	(1,486,062)	(647,993)
(Increase) decrease in net unrealized appreciation on open futures positions	208,808	(208,808)	1,170,056
(Increase) decrease in unrealized appreciation on open forward contracts	1,658,111	(936,818)	(505,328)
(Increase) decrease in interest receivable	(14,326)	(17,391)	4,407
Increase (decrease) in net unrealized depreciation on open futures positions	9,227	(9,154)	9,154
Increase (decrease) in unrealized depreciation on open forward contracts	(213,944)	520,458	(473,651)
Accrued expenses:
Increase (decrease) in commissions	(47,300)	37,200	(8,550)
Increase (decrease) in incentive fees	(80,260)	80,260	—
Increase (decrease) in professional fees	20,223	(8,886)	(1,941)
Increase (decrease) in other	(3,376)	15,547	41
Net cash provided by (used in) operating activities	295,354	(680,841)	2,595,535
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(1,151,794)	(655,816)	(1,386,098)
Net change in cash	(856,440)	(1,336,657)	1,209,437
Unrestricted cash, at beginning of year	14,839,019	16,175,676	14,966,239
Unrestricted cash, at end of year	$13,982,579	$14,839,019	$16,175,676

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

The General Partner has entered into Management Agreement with John W. Henry & Company, Inc. (the "Advisor"). The Agreement provides that the Advisor has sole discretion to determine the investment of the assets of the Partnership, subject to the Partnership's trading policies set forth in the Partnership's prospectus. Pursuant to the management agreement, the Advisor is entitled to an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, on the assets under the Advisor's management.

b.	Customer Agreement:

The Partnership has entered into a Customer Agreement, which has been assigned to CGM, from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay brokerage commissions to CGM at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and National Futures Association fees. All of the Partnership's assets are deposited in the Partnership's account at CGM. The Partnership's cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2005 and 2004, the amount of cash held for margin requirements was $2,282,549 and $5,079,862, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2005 and 2004, based on a monthly calculation, was $1,023,246 and $1,235,080, respectively.

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

Hutton Investors
Futures Fund L.P. II
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Net realized and unrealized gains (losses)*	$(2,047.24)	$696.21	$1,345.26
Interest income	204.39	93.34	74.03
Expenses**	(36.13)	(152.94)	(138.23)
Increase (decrease) for the year	(1,878.98)	636.61	1,281.06
Net asset value per Redeemable Unit, beginning of year	10,057.19	9,420.58	8,139.52
Net asset value per Redeemable Unit, end of year	$8,178.21	$10,057.19	$9,420.58
* Includes brokerage commissions ** Excludes brokerage commissions
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(3.3)%	(4.1)%	(3.8)%
Operating expenses	5.8%	5.1%	4.7%
Incentive fees	—	1.5%	1.3%
Total expenses	5.8%	6.6%	6.0%
Total return:
Total return before incentive fees	(18.7)%	8.2%	17.3%
Incentive fees	—%	(1.4)%	(1.6)%
Total return after incentive fees	(18.7)%	6.8%	15.7%

***	Interest income less total expenses (exclusive of incentive fees)

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

The majority of these instruments mature within one year of December 31, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2005 and 2004 are summarized below:

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$921,659	$(1,658,079)	$1,157,446	$(4,384,611)

Net Income (loss)	$892,954	$(1,673,285)	$1,142,240	$(4,401,031)
Increase (decrease) in Net Asset Value per Unit	$434.30	$(800.19)	$543.38	$(2,056.47)

	For the period from October 1, 2004 to December 31, 2004	For the period from July 1, 2004 to September 30, 2004	For the period from April 1, 2004 to June 30, 2004	For the period from January 1, 2004 to March 31, 2004
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$5,838,285	$(302,898)	$(5,010,077)	$1,147,965

Net income (loss)	$5,740,703	$(314,535)	$(5,021,713)	$928,358

Increase (decrease) in Net Asset Value per Redeemable Unit	$2,623.61	$(141.80)	$(2,258.89)	$413.69

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership's disclosure controls and procedures as of year end the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership's internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. See "Item 1. Business." CGM is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data." For the year ended December 31, 2005, CGM earned $927,363 in brokerage commissions and clearing fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of March 1, 2006, one beneficial owner who is neither director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	Cheryl A. Schwartz Fbo R. Schwartz Flint Trust P.O. Box 1312 Page, AZ 86040-1312	135 Redeemable Units	6.7%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Unit equivalents (2.2%) as of December 31, 2005.

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

2005                $25,708

2004                $9,390

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership's Schedule K1s, the preparation of the Partnership's Form 1065 and preparation of all State Tax Returns are as follows:

2005                $7,606

2004                $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2005 and 2004.

Condensed Schedules of Investments at December 31, 2005 and 2004.

Statements of Income and Expenses for the years ended December 31, 2005, 2004 and 2003.

Statements of Changes in Partners' Capital for the years ended December 31, 2005, 2004 and 2003.

Statments of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

10.26 – Letters extending Management Agreements with John W. Henry and Company, Inc. and Trendlogic Associates, Inc. for 2001 (previously filed).

10.27 – Letters extending Management Agreements with John W. Henry and Company, Inc. and TrendLogic Associates, Inc. for 2002 (previously filed).

10.28 – Letter terminating TrendLogic Associates, Inc. (previously filed).

10.29 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2003 (previously filed).

10.30 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2004 (previously filed).

10.31 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2005 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2006.

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

/s/ David J. Vogel	/s/ Shelley Ullman
David J. Vogel President and Director	Shelley Ullman Director
/s/ Maureen O'Toole	/s/ Ihor Rakowsky
Maureen O'Toole Director	Ihor Rakowsky Secretary and Director
/s/ Daniel R. McAuliffe, Jr.	/s/ Jennifer Magro
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director	Jennifer Magro Director
/s/ Jerry Pascucci
Jerry Pascucci Director