Form 10-Q
period 2006-03-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2006-05-11
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,661,697 and $2,282,549 in 2006 and 2005, respectively)	$14,322,565	$16,265,128
Net unrealized appreciation on open futures positions	1,609,214	—
Unrealized appreciation on open forward contracts	484,082	1,003,185
	16,415,861	17,268,313
Interest receivable	47,153	42,864
	$16,463,014	$17,311,177
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$9,227
Unrealized depreciation on open forward contracts	608,509	371,315
Accrued expenses:
Commissions	78,150	53,500
Other	84,716	61,969
Redemptions payable	1,175,260	327,128
	1,946,635	823,139
Partners' Capital:
General Partner, 44 Unit equivalents outstanding in 2006 and 2005	342,460	359,841
Limited Partners, $1,821.0950 and $1,972.0950 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	14,173,919	16,128,197
	14,516,379	16,488,038
	$16,463,014	$17,311,177

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$18,833	0.13%
Indices	277,887	1.92
Interest Rates Non U.S.	(1,967)	(0.01)
Metals	479,535	3.30
Softs	42,699	0.29
Total futures contracts purchased	816,987	5.63
Futures Contracts Sold
Energy	(8,860)	(0.06)
Grains	37,438	0.26
Interest Rates U.S.	320,622	2.20
Interest Rates Non U.S.	398,839	2.75
Softs	44,188	0.30
Total futures contracts sold	792,227	5.45
Unrealized Appreciation on Forward Contracts
Currencies	15,354	0.11
Metals	468,728	3.23
Total unrealized appreciation on forward contracts	484,082	3.34
Unrealized Depreciation on Forward Contracts
Currencies	(270,644)	(1.86)
Metals	(337,865)	(2.33)
Total unrealized depreciation on forward contracts	(608,509)	(4.19)
Total fair value	$1,484,787	10.23%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Partner's Capital
Futures Contracts Purchased
Energy	$(269,490)	(1.63)%
Grains	2,250	0.01
Indices	157,078	0.95
Livestock	8,590	0.05
Metals	158,115	0.96
Softs	121,569	0.74
Total futures contracts purchased	178,112	1.08
Futures Contracts Sold
Energy	(10,330)	(0.06)
Grains	(18,372)	(0.11)
Interest Rates U.S.	(45,192)	(0.27)
Interest Rates Non U.S.	(58,599)	(0.36)
Softs	(54,846)	(0.33)
Total futures contracts sold	(187,339)	(1.13)
Unrealized Appreciation on Forward Contracts
Currencies	356,902	2.16
Metals	646,283	3.92
Total unrealized appreciation on forward contracts	1,003,185	6.08
Unrealized Depreciation on Forward Contracts
Currencies	(239,073)	(1.45)
Metals	(132,242)	(0.80)
Total unrealized depreciation on forward contracts	(371,315)	(2.25)
Total fair value	$622,643	3.78%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(1,483,664)	$(2,449,803)
Change in unrealized gains (losses) on open positions	862,144	(1,752,939)
	(621,520)	(4,202,742)
Interest income	135,147	94,393
	(486,373)	(4,108,349)
Expenses:
Brokerage commissions including clearing fees of $6,140 and $5,874, respectively	287,279	276,262
Other expenses	22,747	16,420
	310,026	292,682
Net loss	(796,399)	(4,401,031)
Redemptions-Limited Partners	(1,175,260)	(304,027)
Net decrease in Partners' capital	(1,971,659)	(4,705,058)
Partners' capital, beginning of period	16,488,038	21,523,337
Partners' capital, end of period	$14,516,379	$16,818,279
Net asset value per Redeemable Unit (1,865.0950 and 2,102.0950 Redeemable units outstanding at March 31, 2006 and 2005, respectively)	$7,783.18	$8,000.72
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(395.03)	$(2,056.47)

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(796,399)	$(4,401,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(379,148)	1,103,694
(Increase) decrease in net unrealized appreciation on open futures positions	(1,609,214)	(325,614)
(Increase) decrease in unrealized appreciation on open forward contracts	519,103	1,550,636
(Increase) decrease in interest receivable	(4,289)	(5,605)
Increase (decrease) in net unrealized depreciation on open futures positions	(9,227)	—
Increase (decrease) in unrealized depreciation on open forward contracts	237,194	527,917
Accrued expenses:
Increase (decrease) in commissions	24,650	(14,150)
Increase (decrease) in incentive fees	—	(80,260)
Increase (decrease) in other	22,747	16,421
Net cash provided by (used in) operating activities	(1,994,583)	(1,627,992)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(327,128)	(482,745)
Net change in cash	(2,321,711)	(2,110,737)
Unrestricted cash, at beginning of period	13,982,579	14,839,019
Unrestricted cash, at end of period	$11,660,868	$12,728,282

See Accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
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

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of March 31, 2006, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized losses *	$(450.77)	$(2,092.90)
Interest income	67.04	44.10
Expenses **	(11.30)	(7.67)
Decrease for the period	(395.03)	(2,056.47)
Net Asset Value per Redeemable Unit, beginning of period	8,178.21	10,057.19
Net Asset Value per Redeemable Unit, end of period	$7,783.18	$8,000.72

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees****	(4.6)%	(4.3)%
Operating expenses	8.1%	6.3%
Incentive fees	—	—%
Total expenses	8.1%	6.3%
Total return:
Total return before incentive fees	(4.8)%	(20.4)%
Incentive fees	—%	—%
Total return after incentive fees	(4.8)%	(20.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
March 31, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three months ended March 31, 2006 and the year ended December 31, 2005, based on a monthly calculation, were $629,260 and $1,023,246, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005, were $1,484,787 and $622,643, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 12% from $16,488,038 to $14,516,379. This decrease was attributable to a net loss from operations of $796,399 and the redemption of 151 Redeemable Units resulting in an outflow of $1,175,260. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's first quarter of 2006, the net asset value per Redeemable unit decreased 4.8% from $8,178.21 to $7,783.18 as compared to a decrease of 20.4% in the first quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2006 of $621,520. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates and livestock and were partially offset by gains in U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $4,202,742. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, U.S. interest rates, livestock and softs.

The main drivers of performance in the first quarter of 2006 were volatile currency and energy markets, which incurred substantial losses for the Partnership. Offsetting a portion of these losses were gains in metals and stock index trading.

The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for the Partnership's Advisor whose trading systems tend to be longer term in nature. Energy trading was likewise unprofitable with the losses in all sectors of the market.

Global political instability, rising energy prices and global interest rates fueled precious metals, notably gold and silver, to over 20 year highs. Base metal, particularly copper, aluminum and zinc, also reached prices not seen in decades, and contributed positively. Rising commodity prices led to higher interest rates across the major markets and central bank actions produced profits in U.S. interest rate positions but slight losses in non-U.S. positions.

Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisor was properly positioned to take advantage of these trends.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006 increased by $40,754 as compared to the corresponding period in 2005. Interest income increased during the three months ended March 31, 2006 due to higher interest rates as compared to the corresponding period in 2005.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended March 31, 2006 increased by $11,017 as compared to the corresponding period in 2005. The increase in commissions and fees is primarily due to a higher number of round turns during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned during the first quarter of 2006 and 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2006, and the highest, lowest and average values during the three months ended March 31, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2006, the Partnership's total capitalization was $14,516,379. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC	$ 395,820	2.73%	$1,298,728	$163,699	$558,858
Energy	490,800	3.38%	661,400	81,200	429,467
Grains	51,600	0.36%	106,545	5,925	54,782
Interest Rates U.S.	198,400	1.37%	234,150	27,050	139,817
Interest Rates Non -U.S.	408,027	2.81%	1,455,759	192,223	352,824
Metals
– Exchange Traded Contracts	288,000	1.98%	288,000	60,000	217,000
Softs	238,115	1.64%	253,375	50,956	166,674
Indices	279,040	1.92%	1,000,320	155,779	396,413
Totals	$2,349,802	16.19%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	—	N/A	N/A	N/A
February 1, 2006 - February 28, 2006	—	N/A	N/A	N/A
March 1, 2006 - March 31, 2006	151	$7,783.18	N/A	N/A
Total	151	$7,783.18	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification
(Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification
(Certification of President and Director)

Exhibit – 32.2 – Section 1350 Certification
(Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 11, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 11, 2006