Form 10-Q
period 2006-06-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2006-08-14
CIK 812818

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer          Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $1,926,618 and $2,282,549 in 2006 and 2005, respectively)	$14,493,539	$16,265,128
Unrealized appreciation on open forward contracts	18,986	1,003,185
	14,512,525	17,268,313
Interest receivable	47,593	42,864
	$14,560,118	$17,311,177
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$171,685	$9,227
Unrealized depreciation on open forward contracts	202,876	371,315
Accrued expenses:
Brokerage commissions	58,350	53,500
Other	49,727	61,969
Redemptions payable	166,053	327,128
	648,691	823,139
Partners' Capital:
General Partner, 44 Unit equivalents outstanding in 2006 and 2005	332,106	359,841
Limited Partners, 1,799.0950 and 1,972.0950 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	13,579,321	16,128,197
	13,911,427	16,488,038
	$14,560,118	$17,311,177

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Energy	$60,115	0.43%
Grains	9,456	0.07
Interest Rates Non U.S.	(49,313)	(0.35)
Softs	3,345	0.02
Total futures contracts purchased	23,603	0.17
Futures Contracts Sold
Energy	97,480	0.70
Grains	(67,512)	(0.49)
Indices	(60,092)	(0.43)
Interest Rates U.S.	(13,094)	(0.09)
Interest Rates Non U.S.	15,928	0.11
Metals	(102,375)	(0.74)
Softs	(65,623)	(0.47)
Total futures contracts sold	(195,288)	(1.41)
Unrealized Appreciation on Forward Contracts
Currencies	18,986	0.14
Total unrealized appreciation on forward contracts	18,986	0.14
Unrealized Depreciation on Forward Contracts
Currencies	(202,876)	(1.46)
Total unrealized depreciation on forward contracts	(202,876)	(1.46)
Total fair value	$(355,575)	(2.56)%

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

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$1,462,328	$351,755	$(21,336)	$(2,098,048)
Change in unrealized gains (losses) on open positions	(1,840,362)	958,609	(978,218)	(794,330)
	(378,034)	1,310,364	(999,554)	(2,892,378)
Interest income	150,417	97,407	285,564	191,800
	(227,617)	1,407,771	(713,990)	(2,700,578)
Expenses:
Brokerage commissions including clearing fees of $6,628, $4,235, $12,768 and $10,109, respectively	201,803	250,325	489,082	526,587
Other	9,479	15,206	32,226	31,626
	211,282	265,531	521,308	558,213
Net income (loss)	(438,899)	1,142,240	(1,235,298)	(3,258,791)
Redemptions-Limited Partners	(166,053)	(93,985)	(1,341,313)	(398,012)
Net increase (decrease) in Partners' Capital	(604,952)	1,048,255	(2,576,611)	(3,656,803)
Partners' Capital, beginning of period	14,516,379	16,818,279	16,488,038	21,523,337
Partners' Capital, end of period	$13,911,427	$17,866,534	$13,911,427	$17,866,534
Net asset value per Redeemable Unit (1,843.0950 and 2,091.0950 Redeemable units outstanding at June 30, 2006 and 2005, respectively)	$7,547.86	$8,544.10	$7,547.86	$8,544.10
Net gain (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(235.32)	$543.38	$(630.35)	$(1,513.09)

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(438,899)	$1,142,240	$(1,235,298)	$(3,258,791)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	735,079	897,852	355,931	2,001,546
(Increase) decrease in net unrealized appreciation on open futures positions	1,609,214	(143,154)	—	(468,768)
(Increase) decrease in unrealized appreciation on open forward contracts	465,096	(599,142)	984,199	951,494
(Increase) decrease in interest receivable	(440)	249	(4,729)	(5,356)
Increase (decrease) in net unrealized depreciation on open futures positions	171,685	—	162,458	—
Increase (decrease) in unrealized depreciation on open forward contracts	(405,633)	(216,313)	(168,439)	311,604
Accrued expenses:
Increase (decrease) in brokerage commissions	(19,800)	(5,900)	4,850	(20,050)
Increase (decrease) in incentive fees	—	—	—	(80,260)
Increase (decrease) in other	(34,989)	995	(12,242)	17,416
Net cash provided by (used in) operating activities	2,081,313	1,076,827	86,730	(551,165)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,175,260)	(304,027)	(1,502,388)	(786,772)
Net change in cash	906,053	772,800	(1,415,658)	(1,337,937)
Unrestricted cash, at beginning of period	11,660,868	12,728,282	13,982,579	14,839,019
Unrestricted cash, at end of period	$12,566,921	$13,501,082	$12,566,921	$13,501,082

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General

Hutton Investors Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership organized on March 31, 1987 under the partnership laws of the State of Delaware to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced operations on July 24, 1987.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of June 30, 2006, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses) *	$(310.90)	$504.28	$(761.67)	$(1,588.62)
Interest income	80.65	46.33	147.69	90.43
Expenses **	(5.07)	(7.23)	(16.37)	(14.90)
Increase (decrease) for the period	(235.32)	543.38	(630.35)	(1,513.09)
Net Asset Value per Redeemable Unit, beginning of period	7,783.18	8,000.72	8,178.21	10,057.19
Net Asset Value per Redeemable Unit, end of period	$7,547.86	$8,544.10	$7,547.86	$8,544.10

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees****	(1.6)%	(4.0)%	(3.1)%	(4.1)%
Operating expenses	5.5%	6.3%	6.8%	6.3%
Incentive fees	—%	—%	—%	—%
Total expenses	5.5%	6.3%	6.8%	6.3%
Total return:
Total return before incentive fees	(3.0)%	6.8%	(7.7)%	(15.0)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(3.0)%	6.8%	(7.7)%	(15.0)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2006 and the year ended December 31, 2005, based on a monthly calculation, were $832,318 and $1,023,246, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $(355,575) and $622,643, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

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
June 30, 2006
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 15.6% from $16,488,038 to $13,911,427. This decrease was attributable to a net loss from operations of $1,235,298 and the redemption of 173 Redeemable Units resulting in an outflow of $1,341,313. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the Partnership's second quarter of 2006, the Net Asset Value per Redeemable Unit decreased 3.0% from $7,783.18 to $7,547.86 as compared to an increase of 6.8% in the second quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2006 of $378,034. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, softs and indices and were partially offset by gains in energy, metals and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $1,310,364. Gains were primarily attributable to the trading of commodity futures in currencies, non-U.S. interest rates, and livestock and were partially offset by losses in energy, grains, U.S. interest rates, metals, softs and indices.

The second quarter of 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in U.S. interest rate, energy and metals trading were offset by losses in agricultural, stock index and currency trading.

Energy trading was slightly profitable as long positions were helped by rising petroleum prices supported by continuing geopolitical disturbance and short positions benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in global fixed income markets was unprofitable as central banks continued to raise global rates to combat inflation pressure and the Advisor's positions were able to take advantage of these trends. Gains were made in U.S. bond and note futures positions.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs, especially sugar, translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit decreased 7.7% from $8,178.21 to $7,547.86 as compared to a decrease of 15.0% during the six months ended June 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2006 of $999,554. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs and were partially offset by gains in metals, indices and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $2,892,378. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals and indices and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and softs.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 increased by $53,010 and $93,764, respectively, as compared to the corresponding periods in 2005. Interest income increased during the three and six months ended June 30, 2006 due to higher interest rates as compared to the corresponding periods in 2005.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and six months ended June 30, 2006 decreased by $48,522 and $37,505, respectively, as compared to the corresponding period in 2005. The decrease in commissions and fees is primarily due to a lower number of round turns during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned during the three and six months ended June 30, 2006 and 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2006, and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $13,911,427. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC	$242,826	1.75%	$761,435	$59,400	$560,282
Energy	538,610	3.87%	785,055	211,410	599,528
Grains	79,056	0.57%	186,840	58,066	106,227
Indices	166,812	1.20%	293,952	123,012	188,893
Interest Rates U.S.	236,520	1.70%	271,620	110,430	237,578
Interest Rates Non -U.S.	296,208	2.13%	506,851	105,727	299,965
Metals
–Exchange Traded	170,100	1.22%	793,800	85,050	392,850
Softs	196,560	1.41%	375,600	180,880	261,840
Totals	$1,926,692	13.85%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	—	N/A	N/A	N/A
May 1, 2006 - May 31, 2006	—	N/A	N/A	N/A
June 1, 2006 - June 30, 2006	22	$7,547.86	N/A	N/A
	22	$7,547.86	N/A	N/A

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

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006