Form 10-Q
period 2006-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2006-11-14
CIK 812818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Yes          No X

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2006 and December 31, 2005 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 - 11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	15
PART II - Other Information		16

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,822,329 and $2,282,549 in 2006 and 2005, respectively)	$12,781,367	$16,265,128
Net unrealized appreciation on open futures positions	1,010,945	—
Unrealized appreciation on open forward contracts	117,494	1,003,185
	13,909,806	17,268,313
Interest receivable	43,245	42,864
	$13,953,051	$17,311,177
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$9,227
Unrealized depreciation on open forward contracts	94,385	371,315
Accrued expenses:
Brokerage commissions	75,350	53,500
Other	25,949	61,969
Redemptions payable	388,142	327,128
	583,826	823,139
Partners' Capital:
General Partner, 44 Unit equivalents outstanding in 2006 and 2005	328,428	359,841
Limited Partners, 1,747.0950 and 1,972.0950 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	13,040,797	16,128,197
	13,369,225	16,488,038
	$13,953,051	$17,311,177

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Futures Contracts Purchased
Grains	$15,350	0.11%
Indices	20,946	0.16
Interest Rates U.S.	259,869	1.94
Interest Rates Non U.S.	137,137	1.03
Softs	24,180	0.18
Total futures contracts purchased	457,482	3.42
Futures Contracts Sold
Energy	424,946	3.18
Grains	164,162	1.22
Interest Rates Non U.S.	(12,017)	(0.09)
Metals	(130,210)	(0.97)
Softs	106,582	0.80
Total futures contracts sold	553,463	4.14
Unrealized Appreciation on Forward Contracts
Currencies	117,494	0.88
Total unrealized appreciation on forward contracts	117,494	0.88
Unrealized Depreciation on Forward Contracts
Currencies	(94,385)	(0.71)
Total unrealized depreciation on forward contracts	(94,385)	(0.71)
Total fair value	$1,034,054	7.73%

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

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(1,444,243)	$(708,836)	$(1,465,579)	$(2,806,884)
Change in unrealized gains (losses) on open positions	1,389,629	(844,943)	411,411	(1,639,273)
	(54,614)	(1,553,779)	(1,054,168)	(4,446,157)
Interest income	131,244	111,595	416,808	303,395
	76,630	(1,442,184)	(637,360)	(4,142,762)
Expenses:
Brokerage commissions including clearing fees of $6,879, $4,422, $19,647 and $14,531, respectively	229,625	215,895	718,707	742,482
Other	1,065	15,206	33,291	46,832
	230,690	231,101	751,998	789,314
Net loss	(154,060)	(1,673,285)	(1,389,358)	(4,932,076)
Redemptions-Limited Partners	(388,142)	(271,037)	(1,729,455)	(669,049)
Net decrease in Partners' Capital	(542,202)	(1,944,322)	(3,118,813)	(5,601,125)
Partners' Capital, beginning of period	13,911,427	17,866,534	16,488,038	21,523,337
Partners' Capital, end of period	$13,369,225	$15,922,212	$13,369,225	$15,922,212
Net Asset Value per Redeemable Unit (1,791.0950 and 2,056.0950 Redeemable units outstanding at September 30, 2006 and 2005, respectively)	$7,464.27	$7,743.91	$7,464.27	$7,743.91
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(83.59)	$(800.19)	$(713.94)	$(2,313.28)

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net loss	$(154,060)	$(1,673,285)	$(1,389,358)	$(4,932,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(895,711)	877,744	(539,780)	2,879,290
(Increase) decrease in net unrealized appreciation on open futures positions	(1,010,945)	(122,145)	(1,010,945)	(590,913)
(Increase) decrease in unrealized appreciation on open forward contracts	(98,508)	1,078,665	885,691	2,030,159
(Increase) decrease in interest receivable	4,348	(2,838)	(381)	(8,194)
Increase (decrease) in net unrealized depreciation on open futures positions	(171,685)	—	(9,227)
Increase (decrease) in unrealized depreciation on open forward contracts	(108,491)	(111,577)	(276,930)	200,027
Accrued expenses:
Increase (decrease) in brokerage commissions	17,000	(22,100)	21,850	(42,150)
Increase (decrease) in incentive fees	—	—	—	(80,260)
Increase (decrease) in other	(23,778)	(15,668)	(36,020)	1,748
Net cash provided by (used in) operating activities	(2,441,830)	8,796	(2,355,100)	(542,369)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(166,053)	(93,985)	(1,668,441)	(880,757)
Net change in unrestricted cash	(2,607,883)	(85,189)	(4,023,541)	(1,423,126)
Unrestricted cash, at beginning of period	12,566,921	13,501,082	13,982,579	14,839,019
Unrestricted cash, at end of period	$9,959,038	$13,415,893	$9,959,038	$13,415,893

See accompanying Notes to Financial Statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’). As of September 30, 2006, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized losses *	$(154.21)	$(846.29)	$(915.88)	$(2,434.91)
Interest income	71.21	53.37	218.90	143.80
Expenses **	(0.59)	(7.27)	(16.96)	(22.17)
Decrease for the period	(83.59)	(800.19)	(713.94)	(2,313.28)
Net Asset Value per Redeemable Unit, beginning of period	7,547.86	8,544.10	8,178.21	10,057.19
Net Asset Value per Redeemable Unit, end of period	$7,464.27	$7,743.91	$7,464.27	$7,743.91

*	Includes brokerage commissions

**	Excludes brokerage commissions

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Ratio to average net assets: ***
Net investment loss before incentive fees****	(3.0)%	(5.4)%	(3.0)%	(3.7)%
Operating expenses	7.0%	5.4%	6.8%	6.0%
Incentive fees	—%	—%	—%	—%
Total expenses	7.0%	5.4%	6.8%	6.0%
Total return:
Total return before incentive fees	(1.1)%	(9.4)%	(8.7)%	(23.0)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(1.1)%	(9.4)%	(8.7)%	(23.0)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2006 and the year ended December 31, 2005, based on a monthly calculation, were $732,158 and $1,023,246, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $1,034,054 and $622,643, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
(Unaudited)

These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership's third quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 18.9% from $16,488,038 to $13,369,225. This decrease was attributable to a net loss from operations of $1,389,358 and the redemption of 225 Redeemable Units resulting in an outflow of $1,729,455. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 1.1% from $7,547.86 to $7,464.27 as compared to a decrease of 9.4% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $54,614. Losses were primarily attributable to the trading of commodity futures in grains, non-U.S. interest rates, metals and indices, and were partially offset by gains in currencies, energy, softs and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2005 of $1,553,779. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, and metals and were partially offset by gains in energy, grains, livestock, softs and indices.

During the quarter, the Fund faced unfavorable conditions for the long-term trend following trading approach. Geopolitical events, extreme weather conditions, and speculation over U.S. interest rate policy resulted in unfavorable price activity within the sectors traded by the Fund.

In the energy sector, profits were captured when natural gas and crude oil prices tumbled as tensions in the Middle East eased and mild weather in the U.S. allowed inventories to climb toward an all-time high. The Fund posted modest profits in the fixed income market as U.S. treasuries had their biggest quarterly gains in four years and European 10-year bonds posted their first quarterly gain since June 2005. While the Fund remained profitable in currencies for the quarter, some gains were forfeited during July and September as the Japanese yen weakened against the U.S. dollar and euro on speculation that Japan's central bank would refrain from raising interest rate again this year.

Losses for the Fund were accumulated in grains, metals, and equity indices. Despite modest gains in August driven by higher global demand estimates, the precious metals sector was unprofitable for the period as prevailing trends reversed. Losses were accumulated as prices in grain markets remained in longstanding ranges throughout the quarter. The Fund also suffered losses in equity indices, many of which reversed to the upside on the decreased fears of inflation.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 8.7% from $8,178.21 to $7,464.27 as compared to a decrease of 23% during the nine months ended September 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2006 of $1,054,168. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy, metals, and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $4,446,157. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, and metals and were partially offset by gains in energy, livestock, softs, and indices.

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

Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2006 increased by $19,649 and $113,413, respectively, as compared to the corresponding periods in 2005. Interest income increased during the three and nine months ended September 30, 2006 due to higher interest rates as compared to the corresponding periods in 2005.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three months ended September 30, 2006 increased by $13,730, as compared to the corresponding period in 2005. The increase in commissions and fees is primarily due to a higher number of round turns during the three months ended September 30, 2006 as compared to the corresponding periods in 2005. Brokerage commissions and fees for the nine months ended September 30, 2006 decreased by $23,775 as compared to the corresponding period in 2005. The decrease in commissions and fees is primarily due to a lower number of round turns during the nine months ended September 30, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned during the three and nine months ended September 30, 2006 and 2005.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2006, and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2006, the Partnership's total capitalization was $13,369,225. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

September 30, 2006
(Unaudited)

			Three Months Ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
–OTC Contracts	$337,605	2.53%	$461,299	$149,261	$224,119
Energy	746,400	5.58%	920,800	140,600	439,100
Grains	125,062	0.94%	158,400	26,160	86,141
Interest Rates U.S.	171,800	1.28%	181,600	47,800	153,600
Interest Rates Non-U.S.	418,142	3.13%	421,706	166,321	320,468
Metals
–Exchange Traded Contracts	292,500	2.19%	324,000	74,000	229,500
Softs	261,750	1.95%	280,640	136,960	249,010
Indices	67,730	0.51%	258,446	39,828	123,208
Totals	$2,420,989	18.11%

*	Average of month-end Values at Risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 - July 31, 2006	—	N/A	N/A	N/A
August 1, 2006 - August 31, 2006	—	N/A	N/A	N/A
September 1, 2006 - September 30, 2006	52	$7,464.27	N/A	N/A
	52	$7,464.27	N/A	N/A

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

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006