Form 10-Q
period 2007-09-30
HUTTON INVESTORS FUTURES FUND L P II
filed 2007-11-14
CIK 812818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 1,492.0950 Limited Partnership Redeemable Units were outstanding.

HUTTON INVESTORS FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2007 (liquidation basis) and December 31, 2006 (unaudited)	3
	Condensed Schedules of Investments at September 30, 2007 (liquidation basis) and December 31, 2006 (unaudited)	4 - 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2007 (liquidation basis) and 2006 (unaudited)	6
	Statement of Partner’s Capital for the nine months ended September 30, 2007 (liquidation basis) (unaudited)	7
	Statements of Cash Flows for the three and nine months ended September 30, 2007 (liquidation basis) and 2006 (unaudited)	8
	Notes to Financial Statements (unaudited)	9 - 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 - 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16 - 17
Item 4.	Controls and Procedures	18
PART II - Other Information		19

PART I

Item 1. Financial Statements

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2007 (liquidation basis) (Note 1)	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $2,834,061 and $2,207,171 in 2007 and 2006, respectively)	$9,616,561	$12,381,207
Net unrealized appreciation on open futures positions	1,947,977	389,768
Unrealized appreciation on open forward contracts	292,699	118,208
	11,857,237	12,889,183
Interest receivable	30,659	43,070
	$11,887,896	$12,932,253
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$222,862	$39,210
Accrued expenses:
Brokerage commissions	61,700	50,500
Other	22,623	21,251
Redemptions payable	272,718	85,900
	579,903	196,861
Partners’ Capital:
General Partner, 44 Unit equivalents outstanding in 2007 and 2006	307,682	314,967
Limited Partners, 1,573.0950 and 1,735.0950 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	11,000,311	12,420,425
	11,307,993	12,735,392
	$11,887,896	$12,932,253

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Condensed Schedule of Investments
(liquidation basis, see Note 1)
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$331,828	2.93%
Grains	1,221,804	10.80
Indices	190,747	1.69
Interest Rates U.S.	(4,769)	(0.04)
Interest Rates Non U.S.	(92,350)	(0.82)
Metals	418,240	3.70
Softs	16,547	0.15
Total futures contracts purchased	2,082,047	18.41

Futures Contracts Sold
Energy	4,140	0.03
Indices	(91,889)	(0.81)
Interest Rates Non U.S.	(27,632)	(0.24)
Softs	(18,689)	(0.17)
Total futures contracts sold	(134,070)	(1.19)

Unrealized Appreciation on Forward Contracts
Currencies	292,699	2.59
Total unrealized appreciation on forward contracts	292,699	2.59

Unrealized Depreciation on Forward Contracts
Currencies	(222,862)	(1.97)
Total unrealized depreciation on forward contracts	(222,862)	(1.97)
Total fair value	$2,017,814	17.84%

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

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions	$(794,712)	$(1,444,243)	$(1,596,819)	$(1,465,579)
Change in net unrealized gains on open positions	1,202,442	1,389,629	1,549,048	411,411
	407,730	(54,614)	(47,771)	(1,054,168)
Interest income	100,741	131,244	326,646	416,808
	508,471	76,630	278,875	(637,360)
Expenses:
Brokerage commissions including clearing fees of $6,399, $6,879, $21,132 and $19,647, respectively	174,811	229,625	573,388	718,707
Other expenses	16,919	1,065	50,486	33,291
	191,730	230,690	623,874	751,998
Net income (loss)	316,741	(154,060)	(344,999)	(1,389,358)
Redemptions-Limited Partners	(272,718)	(388,142)	(1,082,400)	(1,729,455)
Net increase (decrease) in Partners’ Capital	44,023	(542,202)	(1,427,399)	(3,118,813)
Partners’ Capital, beginning of period	11,263,970	13,911,427	12,735,392	16,488,038
Partners’ Capital, end of period	$11,307,993	$13,369,225	$11,307,993	$13,369,225
Net Asset Value per Redeemable Unit (1,617.0950 and 1,791.0950 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$6,992.78	$7,464.27	$6,992.78	$7,464.27
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$191.26	$(83.59)	$(165.57)	$(713.94)

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statement of Partners’ Capital
for the nine months ended September 30, 2007
(liquidation basis, see Note 1)
(Unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2006	$12,420,425	$314,967	$12,735,392
Net loss	(337,714)	(7,285)	(344,999)
Redemption of 162.0000 Redeemable Units of Limited Partnership Interest	(1,082,400)	—	(1,082,400)
Partners’ Capital at September 30, 2007	$11,000,311	$307,682	$11,307,993

Net Asset Value per Redeemable Unit:
December 31, 2006:	$7,158.35
September 30, 2007:	$6,992.78

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007 (liquidation basis,) see Note 1)	2006	2007 (liquidation basis,) see Note 1)	2006
Cash flows from operating activities:
Net income (loss)	$316,741	$(154,060)	$(344,999)	$(1,389,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	$(326,378)	$(895,711)	$(626,890)	$(539,780)
(Increase) decrease in net unrealized appreciation on open futures positions	(1,136,940)	(1,010,945)	(1,558,209)	(1,010,945)
(Increase) decrease in unrealized appreciation on open forward contracts	(152,451)	(98,508)	(174,491)	885,691
(Increase) decrease in interest receivable	4,032	4,348	12,411	(381)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(171,685)	—	(9,227)
Increase (decrease) in unrealized depreciation on open forward contracts	86,949	(108,491)	183,652	(276,930)
Accrued expenses:
Increase (decrease) in brokerage commissions	(10,100)	17,000	11,200	21,850
Increase (decrease) in other	(3,606)	(23,778)	1,372	(36,020)
Net cash used in operating activities	(1,221,753)	(2,441,830)	(2,495,954)	(2,355,100)
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(482,908)	(166,053)	(895,582)	(1,668,441)
Net change in unrestricted cash	(1,704,661)	(2,607,883)	(3,391,536)	(4,023,541)
Unrestricted cash, at beginning of period	8,487,161	12,566,921	10,174,036	13,982,579
Unrestricted cash, at end of period	$6,782,500	$9,959,038	$6,782,500	$9,959,038

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

Citigroup Managed Futures LLC, a Delaware Limited Liability company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2007, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

As of September 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern basis to a liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities or its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months eneded September 30, 2007, respectively.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission (the ‘‘SEC’’) for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) *	$140.64	$(154.21)	$(325.77)	$(915.88)
Interest income	60.82	71.21	189.56	218.90
Expenses **	(10.20)	(0.59)	(29.36)	(16.96)
Increase (decrease) for the period	191.26	(83.59)	(165.57)	(713.94)
Net Asset Value per Redeemable Unit, beginning of period	6,801.52	7,547.86	7,158.35	8,178.21
Net Asset Value per Redeemable Unit, end of period	$6,992.78	$7,464.27	$6,992.78	$7,464.27
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets: ***
Net investment loss before incentive fees****	(3.3)%	(3.0)%	(3.5)%	(3.0)%
Operating expenses	6.9%	7.0%	7.3%	6.8%
Incentive fees	—%	—%	—%	—%
Total expenses	6.9%	7.0%	7.3%	6.8%
Total return:
Total return before incentive fees	2.8%	(1.1)%	(2.3)%	(8.7	) %
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	2.8%	(1.1)%	(2.3)%	(8.7	) %
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2007 and the year ended December 31, 2006, based on a monthly calculation, were $635,872 and $745,307, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006, were $2,017,814 and $468,766, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
(Unaudited)

risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation on open futures and unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the Partnership’s third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 11.2% from $12,735,392 to $11,307,993. This decrease was attributable to a net loss from operations of $344,999 and the redemption of 162 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,082,400. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

As of September 30, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern basis to a liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months eneded September 30, 2007, respectively

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘FAIR VALUE MEASUREMENTS’’. This accounting standard establishes a single authoritative definition of fair value sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable unit increased 2.8% from $6,801.52 to $6,992.78 as compared to a decrease of 1.1% in the third quarter of 2006. The Partnership experienced a net trading gain (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the third quarter of 2007 of $407,730. Gains were primarily attributable to the trading of commodity futures in energy, grains and U.S. interest rates and were partially offset by losses in currencies, non-U.S. interest rates, metals, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $54,614. Losses were primarily attributable to the trading of commodity futures in grains, non-U.S. interest rates, metals and indices and were partially offset by gains in currencies, energy, softs and U.S. interest rates.

The third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. The fund registered losses in currencies, non-U.S. interest-rates, metals, stock indices and agricultural softs while it registered gains in energy, grains and U.S. interest-rates.

In the currencies, losses were primarily incurred in Japanese Yen and Swiss Francs trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the Non-U.S. fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates, especially in Europe. Trading in agricultural softs such as cotton and coffee also contributed to the losses. In the metals sector, trading in silver and gold contributed to the losses due to widespread selling and reversal of technical trends. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

The fund registered gains in the energy sector primarily due to trades in crude oil. Weaker U.S. Dollar and strong demand driven by global growth pushed the crude oil price to its highest exchange-listed value. Strong gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs. Trading in U.S. fixed income sector also contributed to the gains as yields on the long term Government bonds declined to their lowest levels in the year driven by strong demand due to flight to quality.

During the nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 2.3% from $7,158.35 to $6,992.78 as compared to a decrease of 8.7% in the same period of 2006. The Partnership experienced a net trading loss (comprised of net realized gains (losses) on closed positions and change in net unrealized gains (losses) on open positions) before brokerage commissions and related fees in the nine months ended September 30, 2007 of $47,771. Losses were primarily attributable to the trading of commodity futures in currencies, energy, metals, softs and indices and were partially offset by gains in grains, U.S. interest rates and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the nine months ended September 30, 2006 of $1,054,168. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, softs and indices and were partially offset by gains in energy, metals and U.S. interest rates.

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

Interest income on 80% of the Partnership’s daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007 decreased by $30,503 and $90,162 as compared to the corresponding period in 2006. Interest income decreased during the three and nine months ended September 30, 2007 due to lower average net assets as compared to the corresponding periods in 2006.

Brokerage commissions are based on the number of trades executed by the Advisor. Brokerage commissions and fees for the three and nine months ended September 30, 2007 decreased by $54,814 and $145,319 as compared to the corresponding periods in 2006. The decrease in commissions and fees is primarily due to a lower number of traded contracts during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned during the three and nine months ended September 30, 2007 and 2006.

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

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007, and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2007, the Partnership’s total capitalization was $11,307,993. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$465,750	4.12%	$480,870	$163,755	$346,364
Energy	527,050	4.66%	577,700	42,000	411,867
Grains	294,000	2.60%	294,000	110,775	192,792
Interest Rates U.S.	172,700	1.53%	203,600	13,750	130,767
Interest Rates Non-U.S.	275,628	2.44%	418,354	60,944	212,640
Metals:
– Exchange Traded Contracts	240,000	2.13%	278,000	27,500	170,333
Softs	213,870	1.89%	223,070	83,300	154,697
Indices	271,144	2.39%	382,088	119,603	233,095
Totals	$2,460,142	21.76%

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I. Item 3. ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A. ‘‘Risk Factors’’ in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Redeemable Units)Purchased*	(b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	—	N/A	N/A	N/A
August 1, 2007 - August 31, 2007	—	N/A	N/A	N/A
September 1, 2007 - September 30, 2007	39	$6,992.78	N/A	N/A
	39	$6,992.78	N/A	N/A
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

HUTTON INVESTORS FUTURES FUND L.P. II
By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007