Form 10-K
period 2007-12-31
HUTTON INVESTORS FUTURES FUND L P II
filed 2008-03-28
CIK 812818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer          Accelerated filer         Non-accelerated filer X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $10,964,703 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General Development of Business. Hutton Investors Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership organized on March 31, 1987, under the Delaware Revised Uniform Limited Partnership Act and commenced trading on July 24, 1987. The Partnership engages, directly or indirectly in speculative trading of commodity futures contracts and other commodity interests, including futures contracts on United States Treasury bills and other financial instruments, foreign currencies and stock indices. Redemptions of redeemable units of Limited Partnership Interest in the Partnership (‘‘Redeemable Units’’) for the years ended December 31, 2007, 2006 and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

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

The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to 1% of the partners’ contributions to the Partnership. The Partnership will be liquidated upon the first of the following to occur: December 31, 2007; the net asset value per Redeemable Unit falls below $500 as of the close of any business day; or under certain circumstances as defined in the limited partnership agreement of the Partnership (the ‘‘Limited Partnership Agreement’’). The Partnership terminated operations on December 31, 2007.

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

Pursuant to the terms of the Management Agreement, the Partnership will pay the Advisor an incentive fee, payable quarterly, equal to 20% of each Advisor New Trading Profits (as defined in the Management Agreement). The Management Agreement was in effect until December 31, 2007, the date the Partnership terminated operations.

Under the terms of a customer agreement (the ‘‘Customer Agreement’’) between the Partnership and CGM, the Partnership is obligated to pay commodity brokerage commissions at $50 per round-turn futures transaction and $25 per option transaction (inclusive of National Futures Association (‘‘NFA’’), floor brokerage, exchange and clearing fees). The Customer Agreement gives the Partnership the legal right to net unrealized gains and losses. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month.

(b)    Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital at December 31, 2007, was $11,708,249.

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

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

RESEARCH

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar:    On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks:    On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group:    On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.:    On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions:    In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WORLDCOM

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds.)

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)    Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)    Holders. The number of holders of Redeemable Units as of December 31, 2007 was 153.

(c)    Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)    Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2007, 2006 and 2005.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets as of December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) net of brokerage commissions (including clearing fees) of $719,996, $888,780, $927,363, $943,085 and $950,659 respectively	$1,330,077	$(2,436,324)	$(4,391,548)	$1,466,701	$3,206,193
Interest income	409,477	549,044	427,963	206,574	171,640
	$1,739,554	$(1,887,280)	$(3,963,585)	$1,673,275	$3,377,833
Net income (loss)	$1,675,090	$(1,937,291)	$(4,039,122)	$1,332,813	$3,049,340
Increase (decrease) in Net Asset Value per Unit	$1,133.05	$(1,019.86)	$(1,878.98)	$636.61	$1,281.06
Total assets	$11,737,570	$12,932,253	$17,311,177	$22,817,523	$21,505,101

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership aimed to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership employed futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner had delegated its responsibility for the investment of the Partnership’s assets to JWH. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The General Partner sought out the best prices and services available in its commodity futures brokerage transactions. The General Partner reviewed, at least annually, the brokerage rates charged to commodity pools similar to the Partnership to determine that the brokerage fee the Partnership paid was competitive with other rates.

The Advisor specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

JWH traded its Financials and Metals Portfolio (‘‘F&M’’) and Original Investment Program (‘‘Original’’) on behalf of the Partnership. Of the Partnership’s assets allocated to JWH, 78% is currently traded using F&M and 22% is currently traded using Original, each of which is described below.

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

Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement requires dissolution of the Partnership under certain circumstances as defined in the Limited Partnership Agreement including, but not limited to, a decrease in the net asset value of a Redeemable Unit to less than $500 as of the close of business on any business day, or a decrease in the aggregate net assets of the Partnership to less than $1,000,000, or on December 31, 2007. The Partnership terminated on December 31, 2007.

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consisted of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses was dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by CGM was dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner was able to redeem some or all of their Redeemable Units at the Net Asset Value thereof as of the last day of any calendar quarter on 10 business days’ notice to the General Partner. For the year ended December 31, 2007, 367 Redeemable Units of Limited Partnership Interest were redeemed for a total of $2,702,233. For the year ended December 31, 2006, 237 Redeemable Units of Limited Partnership Interest were redeemed for a total of $1,815,355. For the year ended December 31, 2005, 124 Redeemable Units of Limited Partnership Interest were redeemed for a total of $996,177.

(c)    Results of Operations.

For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 15.8% from $7,158.35 to $8,291.40. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 12.5% from $8,178.21 to $7,158.35. For the year ended December 31, 2005, the Net Asset Value per Redeemable Unit decreased 18.7% from $10,057.19 to $8,178.21.

The Partnership experienced net trading gains of $2,050,073 before commissions and expenses for the year ended December 31, 2007. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals, softs and indices.

In 2007, the Partnership profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times. The Partnership was profitable in energy, grains and interest rates and recorded losses in currencies, metals, agricultural softs and stock indices.

In the energy sector, crude oil continued the long-term upward trend while breaching psychological resistance level of $100, although there were brief corrections, midway through the year. The Partnership was positioned to benefit from this strong trend across the petroleum complex. The Partnership realized profits in the grains sector as wheat, corn and soybeans reached record level prices while consistently displaying a strong long-term trend. Ethanol based alternative fuel usage coupled the corn price to crude oil price as these two products demonstrated strong correlation through the year, although the individual demand-supply characteristics of these two distinct products continued to affect the respective prices in the interim. Trading in U.S. and non-U.S. interest rates was profitable as the yields declined in the later part of the year. The sub prime issue demonstrated that redistribution of risk through securitization of mortgages might not entirely shield investors from pricing risk inherent to the valuation of these securities. By shifting away from riskier assets and by buying U.S. Treasury notes as collateral for the riskier assets, the markets effectively lowered the yields on the U.S. Treasury notes while establishing a strong trend.

Trading in currencies was extremely challenging as the major currencies demonstrated high non-directional volatility, although the fund recorded only modest losses in the sector during the year. Several factors including the unwinding of the Japanese Yen carry trade and the changing views on global growth and inflation contributed to interruptions in several established long-term trends. Trading in metals also contributed to losses. While precious metals like gold reached record prices, industrial metals like copper, zinc and aluminum experienced several price corrections, synchronous with the conflicting views on global growth and inflation. In the agricultural softs sector, coffee, cotton and sugar demonstrated strong long-term trends constantly punctuated by short-term price reversals. Equity indices also contributed to losses as global equity markets experienced major corrections with high volatility levels previously seen during the technology bubble earlier in the decade.

The Partnership experienced net trading losses of $1,547,544 before commissions and expenses for the year ended December 31, 2006. Losses were primarily attributable to the trading of commodity futures in currencies, grains, livestock, softs and U.S. and non-U.S. interest rates and were partially offset by gains in energy, metals and indices.

Trading results for the year 2006 was characterized by several price trend reversals in the financial and commodity markets. Although some directional trends emerged in the early part of the year, the trends did not last and major price corrections occurred in the summer, especially in currencies, metals and equity indices. Gains were realized in equity indices, metals and energy sector while losses were realized in currencies, interest rates and the agricultural sector.

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

Losses mainly stemmed from trading in currencies and the agricultural sector. The currency market remained difficult as economic data and inflationary concerns perplexed directional trading. Losses were realized in the domestic and global fixed income market as inflationary pressure remained high and markets speculated about the future changes in the interest rates. The Partnership also suffered losses in the agricultural sector as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

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

(d)    Operational Risk.

The Partnership was directly exposed to market risk and credit risk, which arose in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership was subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrained the Partnership’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participated.

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

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

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

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2007 and 2006 and the highest and lowest value at any point during the years. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2007, the Partnership’s total capitalization was $11,708,249.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,965	0.07%	$650,430	$7,965	$301,179
Totals	$7,965	0.07%
* monthly average based on month-end Value at Risk.

As of December 31, 2006, the Partnership’s total capitalization was $12,735,392.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$302,338	2.37%	$773,237	$59,400	$420,778
Energy	408,600	3.21%	920,800	45,000	436,133
Grains	58,500	0.46%	247,000	5,925	94,273
Interest Rates U.S.	153,750	1.21%	223,300	27,050	147,277
Interest Rates Non-U.S.	307,821	2.41%	773,889	105,727	312,120
Metals:
— Exchange Traded Contracts	176,500	1.39%	588,000	63,000	229,194
Softs	228,675	1.80%	304,880	50,956	196,809
Indices	315,663	2.48%	797,607	39,828	249,353
Totals	$1,951,847	15.33%
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

The following were the primary trading risk exposures of the Partnership as of December 31, 2007, by market sector.

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

Stock Indices. The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2007, the Partnership’s primary exposures were in the Chicago Mercantile Exchange E-MINI Nasdaq and EUREX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisors will, from time to time, trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver.

Softs. The Partnership’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cotton, coffee and sugar accounted for the substantial bulk of the Partnership’s commodity exposure as of December 31, 2007.

Energy. The Partnership’s primary energy market exposure is oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2007.

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Hutton Investors Futures Fund L.P. II
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Hutton Investors Futures Fund L.P. II (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Partners
Hutton Investors Futures Fund L.P. II:

We have audited the accompanying statement of financial condition in liquidation of Hutton Investors Futures Fund L.P. II, including the schedule of investments in liquidation, as of December 31, 2007, and the related statements of income and expenses in liquidation, changes in partners’ capital in liquidation, and cash flows in liquidation for the year then ended. In addition, we have audited the statement of financial condition of Hutton Investors Futures Fund L.P. II, including the schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, pursuant to the Limited Partnership Agreement, the Partnership’s operations were terminated on December 31, 2007, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting, with effect from January 1, 2007, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position in liquidation of Hutton Investors Futures Fund L.P. II as of December 31, 2007, the results of its operations in liquidation, changes in partners’ capital in liquidation and its cash flows in liquidation for the year ended December 31, 2007 and the financial position as of December 31, 2006, and the results of its operations, changes in partners’ capital, and cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

New York, New York
March 24, 2008

Hutton Investors Futures Fund L.P. II
Statements of Financial Condition
December 31, 2007 (termination of operations) and 2006

	2007*	2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $7,965 and $2,207,171 in 2007 and 2006, respectively) (Note 3b)	$11,713,137	$12,381,207
Net unrealized appreciation on open futures contracts	—	389,768
Unrealized appreciation on open forward contracts	—	118,208
	11,713,137	12,889,183
Interest receivable (Note 3b)	24,433	43,070
	$11,737,570	$12,932,253

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$—	$39,210
Accrued expenses:
Brokerage commissions (Note 3b)	—	50,500
Professional fees	23,853	12,855
Other	5,468	8,396
Redemptions payable (Note 5)	—	85,900
	29,321	196,861
Partners’ Capital: (Notes 1 and 5)
General Partner, 44 Unit equivalents outstanding in 2007 and 2006	364,822	314,967
Limited Partners 1,368.0950 and 1,735.0950 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	11,343,427	12,420,425
	11,708,249	12,735,392
	$11,737,570	$12,932,253
*	Presented on a liquidation basis of accounting.

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$66,738	0.52%
Indices	144,698	1.14
Interest Rates U.S.	(232,564)	(1.83)
Interest Rates Non-U.S.	(108,453)	(0.85)
Softs	99,648	0.78
Total futures contracts purchased	(29,933)	(0.24)

Futures Contracts Sold
Energy	418,440	3.29
Interest Rates Non-U.S.	83,720	0.66
Metals	(100,150)	(0.79)
Softs	17,691	0.14
Total futures contracts sold	419,701	3.30

Unrealized Appreciation on Open Forward Contracts
Currencies	118,208	0.93
Total unrealized appreciation on open forward contracts	118,208	0.93

Unrealized Depreciation on Open Forward Contracts
Currencies	(39,210)	(0.31)
Total unrealized depreciation on open forward contracts	(39,210)	(0.31)
Total fair value	$468,766	3.68%

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statements of Income and Expenses
for the years ended
December 31, 2007 (termination of operations), 2006 and 2005

	2007*	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions and foreign currencies	$2,518,836	$(1,393,667)	$(1,801,983)
Change in net unrealized gains (losses) on open positions	(468,763)	(153,877)	(1,662,202)
	2,050,073	(1,547,544)	(3,464,185)
Interest income (Note 3b)	409,477	549,044	427,963
	2,459,550	(998,500)	(3,036,222)
Expenses:
Brokerage commissions including clearing fees of $28,154, $26,187 and $18,009, respectively (Note 3b)	719,996	888,780	927,363
Professional fees	38,659	33,957	51,394
Other expenses	25,805	16,054	24,143
	784,460	938,791	1,002,900
Net income (loss)	$1,675,090	$(1,937,291)	$(4,039,122)

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$1,133.05	$(1,019.86)	$(1,878.98)

*	Presented on a liquidation basis of accounting.

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2007* (termination of operations), 2006 and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$21,080,821	$442,516	$21,523,337
Net loss	(3,956,447)	(82,675)	(4,039,122)
Redemption of 124.0000 Redeemable Units of Limited Partnership Interest	(996,177)	—	(996,177)
Partners’ Capital at December 31, 2005	16,128,197	359,841	16,488,038
Net loss	(1,892,417)	(44,874)	(1,937,291)
Redemption of 237.0000 Redeemable Units of Limited Partnership Interest	(1,815,355)	—	(1,815,355)
Partners’ Capital at December 31, 2006	12,420,425	314,967	12,735,392
Net income*	1,625,235	49,855	1,675,090
Redemption of 367.0000 Redeemable Units of Limited Partnership Interest	(2,702,233)	—	(2,702,233)
Partners’ Capital at December 31, 2007*	$11,343,427	$364,822	$11,708,249

Net Asset Value per Unit:

2005	$8,178.21
2006	$7,158.35
2007*	$8,291.40
*	Presented on a liquidation basis of accounting.

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
Statements of Cash Flows
for the years ended
December 31, 2007 (termination of operations), 2006 and 2005

	2007*	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,675,090	$(1,937,291)	$(4,039,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,199,206	75,378	2,797,313
(Increase) decrease in net unrealized appreciation on open futures contracts	389,768	(389,768)	208,808
(Increase) decrease in unrealized appreciation on open forward contracts	118,208	884,977	1,658,111
(Increase) decrease in interest receivable	18,637	(206)	(14,326)
Increase (decrease) in net unrealized depreciation on open futures contracts	—	(9,227)	9,227
Increase (decrease) in unrealized depreciation on open forward contracts	(39,210)	(332,105)	(213,944)
Accrued expenses:
Increase (decrease) in brokerage commissions	(50,500)	(3,000)	(47,300)
Increase (decrease) in incentive fees	—	—	(80,260)
Increase (decrease) in professional fees	10,998	(34,062)	20,223
Increase (decrease) in other	(2,928)	(6,656)	(3,376)
Net cash provided by (used in) operating activities	4,319,269	(1,751,960)	295,354
Cash flows from financing activities:
Payments for redemptions – Limited Partners	(2,788,133)	(2,056,583)	(1,151,794)
Net change in unrestricted cash	1,531,136	(3,808,543)	(856,440)
Unrestricted cash, at beginning of year	10,174,036	13,982,579	14,839,019
Unrestricted cash, at end of year	$11,705,172	$10,174,036	$13,982,579
*	Presented on a liquidation basis of accounting.

See accompanying notes to financial statements.

Hutton Investors Futures Fund L.P. II
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

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

The Partnership, pursuant to the General Partner’s decision, terminated on December 31, 2007. As a result, the Partnership changed the basis of accounting with effect from January 1, 2007 from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Partnership to record assets and liabilities at values to be received in liquidation (see Note 8).

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

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Hutton Investors Futures Fund L.P. II
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

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

As of December 31, 2007 the Partnership is within the 12-month window of its liquidation date which has caused the Partnership to move from a going concern to liquidation basis of accounting. The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

3.    Agreements:

a.	Management Agreement:

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

The Partnership has entered into a customer agreement (the ‘‘Customer Agreement’’), which has been assigned to CGM, from a predecessor company, whereby CGM provides services which include, among other things, the execution of transactions for the Partnership’s account in accordance with orders placed by the Advisor. The Partnership is obligated to pay brokerage commissions to CGM at $50 per roundturn futures and forwards transaction and $25 per option transaction which includes floor brokerage, exchange, clearing and National Futures Association fees. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held for margin requirements was $7,965 and $2,207,171, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13 week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement was terminated on December 31, 2007, the date the Partnership terminated operations.

Hutton Investors Futures Fund L.P. II
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2007 and 2006, based on a monthly calculation, was $707,158 and $745,307, respectively.

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

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest during the years ended December 31, 2007 (termination of operations), 2006 and 2005 are as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$927.10	$(1,286.30)	$(2,047.24)
Interest income	244.44	292.73	204.39
Expenses**	(38.49)	(26.29)	(36.13)
Increase (decrease) for the year	1,133.05	(1,019.86)	(1,878.98)
Net Asset Value per Redeemable Unit, beginning of year	7,158.35	8,178.21	10,057.19
Net Asset Value per Redeemable Unit, end of year	$8,291.40	$7,158.35	$8,178.21
* Includes brokerage commissions ** Excludes brokerage commissions
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(3.3)%	(2.7)%	(3.3)%
Operating expenses	6.8%	6.5%	5.8%
Incentive fees	—%	—%	—%
Total expenses	6.8%	6.5%	5.8%
Total return:
Total return before incentive fees	15.8%	(12.5)%	(18.7)%
Incentive fees	—%	—%	—%
Total return after incentive fees	15.8%	(12.5)%	(18.7)%

***	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Hutton Investors Futures Fund L.P. II
(Partnership in Liquidation)
Notes to Financial Statements
December 31, 2007

7.    Financial Instrument Risks:

In the normal course of its business, the Partnership was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

8.    Liquidation of Partnership

Pursuant to the Limited Partnership Agreement, the Partnership’s operations were terminated on December 31, 2007. Distribution of the Partnership’s Capital was made on January 15, 2008, subsequent to the termination of operations. Until the point of distribution of Partnership Capital on January 15, 2008, the liability of the Limited Partners was limited to their share of the Partnership’s capital and any undistributed profits.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1, 2007 to December 31, 2007	For the period from July 1, 2007 to September 30, 2007	For the period from April 1, 2007 to June 30, 2007	For the period from January 1, 2007 to March 31, 2007

Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$2,034,067	$333,660	$910,366	$(1,538,539)

Net Income (loss)	$2,020,089	$316,741	$893,605	$(1,555,345)

Increase (decrease) in Net Asset Value per Unit	$1,298.62	$191.26	$517.40	$(874.23)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006

Net realized and unrealized trading losses net of brokerage commissions and clearing fees including interest income	$(531,213)	$(152,995)	$(429,420)	$(773,652)

Net loss	$(547,933)	$(154,060)	$(438,899)	$(796,399)

Decrease in Net Asset Value per Unit	$(305.93)	$(83.59)	$(235.32)	$(395.03)

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by the Advisor.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. See ‘‘Item 1. Business.’’ CGM is the commodity broker for the Partnership and receives brokerage commissions for its services at an amount equal to $50 per round-turn futures transaction and $25 per option transaction (inclusive of NFA, exchange and clearing fees) as described in ‘‘Item 1. Business.’’ and ‘‘Item 8. Financial Statements and Supplementary Data.’’ For the year ended December 31, 2007, CGM earned $719,996 in brokerage commissions and clearing fees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)    Security ownership of certain beneficial owners. As of January 1, 2007, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 44 Redeemable Unit equivalents (3.1%) as of December 31, 2007.

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

2007                $14,250

2006                $19,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007                $3,000

2006                $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Schedules of Investments at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statments of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.28 – Letter terminating TrendLogic Associates, Inc. (previously filed).

10.29 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2003 (previously filed).

10.30 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2004 (previously filed).

10.31 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2005 (previously filed).

10.32 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2006 (previously filed).

10.33 – Letter extending the Management Agreement with John W. Henry and Company, Inc. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of March 2008.

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

/s/ Jerry Pascucci	/s/ Ihor Rakowsky
Jerry Pascucci President and Director	Ihor Rakowsky Secretary and Director
/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi Director	Daryl Dewbrey Director
/s/ Jennifer Magro	/s/ Raymond Nolte
Jennifer Magro Chief Financial Officer and Director	Raymond Nolte Director
/s/ Shelley Ullman
Shelley Ullman Director